Form 10-Q
period 1995-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1995-05-12
CIK 762859

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 0-14458



                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)



                    MARYLAND                                  52-1365317
          (State or other jurisdiction                     (I.R.S. Employer
       of incorporation or organization)                 Identification No.)



                             1225 EYE STREET, N.W.
                            WASHINGTON, D.C.  20005
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (202) 347-6247
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -------        -------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                                  March 31,           December 31,
                                                                    1995                  1994
                                                                -------------         ------------

                                ASSETS
                                ------
     Cash and cash equivalents                                   $     34,127           $    44,627
     Deposits held by escrow agents                                        28                    28
     Investments in and advances to
       Local Limited Partnerships (Note 2)                          4,072,342             3,985,024
                                                                 ------------           -----------

                                                                 $  4,106,497           $ 4,029,679
                                                                 ============           ===========

                    LIABILITIES AND PARTNERS' DEFICIT
                    ---------------------------------

     Liabilities:
         Due to General Partner (Note 3)                         $    197,811           $   197,811
         Deferred acquisition notes
           payable to General Partner                               2,414,468             2,414,468
         Accrued interest on deferred
           acquisition notes payable to
           General Partner                                          2,395,456             2,335,094
         Accrued interest on Due to
         General Partner (Note 3)                                      15,869                10,188
         Administrative and reporting fees
           payable to General Partner
           (Note 3)                                                   857,798               823,486
         Other accrued expenses                                        30,359                37,350
                                                                 ------------           -----------

                                                                    5,911,761             5,818,397
                                                                 ------------           -----------
     Partners' deficit:
         General Partner -- The National
           Housing Partnership (NHP)                                 (173,141)             (172,976)
         Original Limited Partner --
           1133 Fifteenth Street Two Associates                      (178,041)             (177,876)
         Other Limited Partners -- 18,300
           investment units                                        (1,454,082)           (1,437,866)
                                                                 ------------           -----------

                                                                   (1,805,264)           (1,788,718)
                                                                 ------------           -----------

                                                                 $  4,106,497           $ 4,029,679
                                                                 ============           ===========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS



                                                                                 Three Months
                                                                                Ended March 31,
                                                                                ---------------

                                                                              1995             1994
                                                                              ----             ----
                  REVENUES:
                      Share of income from
                       Local Limited Partnerships                            $ 87,318         $ 27,465
                      Distributions and
                       repayments received in excess of
                       investment in and advances to
                       Local Limited Partnerships                               7,449            6,961
                      Interest income                                             656              615
                                                                             --------         --------

                                                                               95,423           35,041
                                                                             --------         --------

                  COSTS AND EXPENSES:
                      Loss on investment in Local
                       Limited Partnerships                                      -               6,531
                      Administrative and reporting fees
                       to General Partner (Note 3)                             34,312           34,312
                      Interest on deferred acquisition notes
                       to General Partner                                      60,362           60,362
                      Interest on due to General Partner                        5,681            5,479
                      Other operating expenses                                 11,614            9,749
                                                                             --------         --------
                                                                              111,969          116,433
                                                                             --------         --------

                  NET LOSS                                                   $(16,546)        $(81,392)
                                                                             ========         ========
                  NET LOSS ASSIGNABLE
                    TO LIMITED PARTNERS                                      $(16,216)        $(79,764)
                                                                             ========         ========

                  NET LOSS PER LIMITED
                    PARTNERSHIP INTEREST                                     $    (1)         $     (4)
                                                                             ========         ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNERS' DEFICIT


                                                   The National           1133
                                                     Housing           Fifteenth           Other
                                                  Partnership         Street Two          Limited
                                                      (NHP)           Associates         Partners               Total
                                                  ------------        ----------         --------               -----

             Deficit at January 1, 1995            $(172,976)          $(177,876)       $(1,437,866)        $(1,788,718)

             Net loss -- three months
              ended March 31, 1995                      (165)               (165)           (16,216)            (16,546)
                                                   ---------           ---------        -----------         -----------

             Deficit at March 31, 1995             $(173,141)          $(178,041)       $(1,454,082)        $(1,805,264)
                                                   =========           =========        ===========         ===========

             Percentage interest at
              March 31, 1995                              1%                  1%                98%                100%
                                                   =========           =========        ===========         ===========
                                                          (A)                 (B)                (C)

             (A) General Partner
             (B) Original Limited Partner
             (C) Consists of 18,300 investments units of 0.00536% held by 1,300 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS



                                                                                                     Three Months
                                                                                                    Ended March 31,
                                                                                                    ---------------

                                                                                                   1995       1994
                                                                                                   ----       ----

             CASH FLOWS FROM OPERATING ACTIVITIES:
                Interest received                                                              $     656    $     615
                Operating expenses paid                                                          (18,605)     (10,708)
                                                                                               ---------    ---------

                Net cash used in operating activities                                            (17,949)     (10,093)
                                                                                               ---------    ---------

             CASH FLOWS FROM INVESTING ACTIVITIES:
                Advances to Local Limited Partnerships                                              -          (6,531)
                Repayment of advances to Local Limited Partnerships                                7,449        6,961
                                                                                               ---------    ---------
                Net cash provided by investing activities                                          7,449          430
                                                                                               ---------    ---------

             NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (10,500)      (9,663)

             CASH AND CASH EQUIVALENTS, BEGINNING
              OF PERIOD                                                                           44,627       35,583
                                                                                               ---------    ---------
             CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  34,127    $  25,920
                                                                                               =========    =========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                               ---------------------

                                                                                                1995           1994
                                                                                                ----           ----
             RECONCILIATION OF NET LOSS TO NET CASH
             --------------------------------------
              USED IN OPERATING ACTIVITIES:
              -----------------------------

             Net loss                                                                          $(16,546)     $(81,392)
                                                                                               --------      --------

             Adjustments to reconcile net loss to net cash (used in)
              provided by operating activities:
                Repayment of advances to Local Limited Partnerships                              (7,449)       (6,961)
                Loss on investment in Local Limited Partnerships                                   -            6,531
                Share of income from Local Limited Partnerships                                 (87,318)      (27,465)
                Increase in accrued interest on deferred acquisition notes                       60,362        60,362
                Increase in accrued interest on due to General Partner                            5,681         5,479
                Increase in administrative and reporting fees payable                            34,312        34,312
                Decrease in accrued expenses                                                     (6,991)         (959)
                                                                                               --------      --------
                  Total adjustments                                                              (1,403)       71,299
                                                                                               --------      --------

                Net cash used in operating activities                                          $(17,979)     $(10,093)
                                                                                               ========      ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


(1)      ACCOUNTING POLICIES

         ORGANIZATION

         National Housing Partnership Realty Fund Two (the "Partnership") is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on January 22, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Limited Partnerships"), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD").

         The General Partner raised capital for the Partnership by offering and selling to additional limited partners 18,300 investment units at a price of $1,000 per unit. The Partnership acquired limited partnership interests of 94.5% (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships, nineteen of which were organized to acquire and operate an existing rental housing project. The remaining two Local Limited Partnerships were formed to construct and operate rental housing projects.

         BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund Two's Annual Report filed in Form 10-K, as amended, for the year ended December 31, 1994.

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of March 31, 1995 and December 31, 1994, investments in nineteen of the twenty-one Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $423,162 and $573,739 of losses from these nineteen Local Limited Partnerships during the three months ended March 31, 1995 and 1994, respectively. As of March 31, 1995 and December 31, 1994, the Partnership has not recognized a total of $17,422,309 and $16,999,147, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by nineteen of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these nineteen Local Limited Partnerships, has been reduced to zero at March 31, 1994 and December 31, 1993. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         During the three months ended March 31, 1994, the Partnership advanced $6,531 in working capital to three Local Limited Partnerships. No advances were made during the three months ended March 31, 1995.
         These advances were charged to operations as loss on investment in Local Limited Partnerships. Repayments of advances of $7,449 and $6,961 were made to the Partnership during the three months ended March 31, 1995 and 1994, respectively, and were credited as income from operations. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $597,555 at March 31, 1995.

         The following are combined statements of operations for the three months ended March 31, 1995 and 1994, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


                       COMBINED STATEMENTS OF OPERATIONS

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                                  ---------------

                                                                               1995              1994
                                                                               ----              ----
                          Rental income                                     $3,585,963        $3,387,707
                          Other income                                          85,987            70,772
                                                                            ----------        ----------

                              Total income                                   3,671,950         3,458,479
                                                                            ----------        ----------

                          Operating expenses                                 2,319,687         2,404,804
                          Interest, taxes and insurance                      1,127,703         1,089,250
                          Depreciation                                         563,959           521,846
                                                                            ----------        ----------
                              Total expenses                                 4,011,349         4,015,900
                                                                            ----------        ----------

                          Net loss                                          $ (339,399)       $ (557,421)
                                                                            ==========        ==========
                          National Housing
                            Partnership Realty
                            Fund Two share of losses                        $ (335,844)       $ (546,274)
                                                                            ==========        ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the three month periods ended March 31, 1995 and 1994, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $34,312 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership was $857,798 and $823,486 at March 31, 1995 and December 31, 1994, respectively.

         During the three months ending March 31, 1995, no operating deficit funding or repayment activity occurred between the General Partner and the Partnership. The amount owed to the General Partner by the Partnership was $197,811 as of March 31, 1995 and December 31, 1994. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan as of March 31, 1995 and December 31, 1994, totalled $15,869 and $10,188, respectively.

         The advances and accrued administrative and reporting fees payable to the General Partner will be paid only as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)


LIQUIDITY AND CAPITAL RESOURCES

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from Federal, state or local governments or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

Net cash used in operations for the three months ended March 31, 1995 was $17,949 as compared to net cash used in operations of $10,093 for the three months ended March 31, 1994. The increase in cash used in operations resulted from an increase in operating expenses paid during the three months ended March 31, 1995 compared to the three months ended March 31, 1994.

During the three months ended March 31, 1995, the Partnership made no working capital advances compared to $6,531 advanced to three of the Local Limited Partnerships during the three months ended March 31, 1994. Advances of $7,449 and $6,961 were repaid to the Partnership during the three months ended March
31, 1995 and 1994, respectively.   As of March 31, 1995, the combined amount
carried by the Local Limited Partnerships, as due to the Partnership, amounted to $597,555. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1995, investments in nineteen Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the three months ended March 31, 1995 and 1994. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $34,127 at March 31, 1995. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1995, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancings of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 1995, plus any distributions from the

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year.

The Partnership currently owes the General Partner $857,798 for administrative and reporting services performed in addition to $197,811 advanced from the General Partner to fund working capital needs. The payment of these unpaid administrative and reporting fees as well as the advances, will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Some of the Properties in which the Partnership has invested may be eligible to participate in the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). LIHPRHA creates a procedure under which properties assisted under the HUD Section 236 or 221(d)(3) programs may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. Nineteen of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the noteholders would re-assume both NHP's and the Partnership's interests in the Local Limited Partnerships. All of the notes have final maturity dates between 1996 and 1999. Due to the weakness in the rental markets where the Properties are located, the General Partner currently believes the amounts due on the acquisition notes will likely exceed the value to be obtained through the Properties' participation in LIHPRHA or other refinancing opportunities.

The General Partner intends to continue negotiations with the noteholders to either extend the maturity dates of the notes or structure an arrangement where both the noteholders and partners can benefit financially from participation in LIHPRHA. Such an arrangement was reached with the noteholder associated with Tinker Creek. If NHP can process a sale under LIHPRHA, the noteholder will accept a discounted pay-off.

The General Partner is currently investigating the ability of Caroline Arms and Meadows East to participate in LIHPRHA. San Juan del Centro is unable to participate in LIHPRHA under conditions set forth in its mortgage note.
Studies are still in process to determine if the other properties are likely candidates to participate in LIHPRHA.

Congress and the Administration are currently considering various proposals to significantly reduce or eliminate funding for the LIHPRHA program and to restructure various federal housing programs under the jurisdiction of the Department of Housing and Urban Development. NHP is actively working to affect the policy decisions being made and to limit any detrimental effect on its portfolio. Depending on the final outcome of this process, however, operations at the Properties and/or the ability to sell or refinance under LIHPRHA could be affected.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate twenty-one rental housing properties. In prior years, results of operations of NHP Realty Fund Two were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Nineteen of the twenty-one investments in Local Limited Partnership's have been reduced to zero. As a result, the Partnership's operations are no longer being materially affected by its share of the operations from these nineteen partnerships. The Partnership has recorded its share of income in the remaining two Local Limited Partnership's which amounted to $87,318 and $27,465 for the three months ended March 31, 1995 and 1994, respectively.

The Partnership's net loss decreased to $16,546 for the three months ended March 31, 1995 from a net loss of $81,392 for the three months ended March 31, 1994. Net loss per unit of limited partnership interest decreased to $1 from $4 for the 18,300 units outstanding throughout both periods. The decrease in net loss was primarily due to an increase in the Partnership's share of income from the Local Limited Partnerships. The Partnership did not recognize $423,162 of its allocated share of losses from nineteen Local Limited Partnerships for the three months ended March 31, 1995, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $210,430 between periods, primarily due to an increase in rental income.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                          --------------------------------------------
                          (Registrant)


                          By: The National Housing Partnership,
                              its sole General Partner


                          By: National Corporation for Housing
                              Partnerships, its sole General Partner



May 15, 1995              By: /s/ John M. Novack
- - - - - - - ------------                  -------------------------------------------------
                              John M. Novack
                              As Senior Vice President, Finance and Accounting,
                              and Chief Accounting Officer