Form 10-Q
period 1995-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1995-08-14
CIK 762859

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                              June 30,            December 31,
                                                               1995                   1994
                                                           -------------          ------------
                                     ASSETS

Cash and cash equivalents                                    $    12,383            $    44,627
Deposits held by escrow agents                                        28                     28
Investments in and advances to
  Local Limited Partnerships (Note 2)                          4,134,128              3,985,024
                                                              ----------             ----------
                                                             $ 4,146,539            $ 4,029,679
                                                              ==========             ==========

                       LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
    Due to General Partner (Note 3)                          $   197,811            $   197,811
    Deferred acquisition notes
      payable to General Partner                               2,414,468              2,414,468
    Accrued interest on deferred
      acquisition notes payable to
      General Partner                                          2,455,818              2,335,094
    Accrued interest on Due to General Partner
      (Note 3)                                                    21,865                 10,188
    Administrative and reporting fees
      payable to General Partner (Note 3)                        892,110                823,486
    Other accrued expenses                                        21,750                 37,350
                                                              ----------             ----------
                                                               6,003,822              5,818,397
                                                              ----------             ----------
Partners' deficit:
    General Partner -- The National
      Housing Partnership (NHP)                                 (173,662)              (172,976)
    Original Limited Partner --
      1133 Fifteenth Street Two Associates                      (178,562)              (177,876)
    Other Limited Partners -- 18,300
      investment units                                        (1,505,059)            (1,437,866)
                                                              ----------             ----------
                                                              (1,857,283)            (1,788,718)
                                                              ----------             ----------
                                                             $ 4,146,539            $ 4,029,679
                                                              ==========             ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


                                                  Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                              --------------------------         ---------------------------
                                                  1995          1994                1995             1994
                                                  ----          ----                ----             ----
REVENUES:
    Share of income from
     Local Limited Partnerships                 $  61,786      $  2,288           $149,104      $   29,753
    Distributions and repayments
     received in excess of
     investment in and advances
     to Local Limited Partnerships                    -          89,038              7,449          95,999
    Interest income                                   101           542                757           1,157
                                                 --------       -------            -------       ---------

                                                   61,887        91,868            157,310         126,909
                                                 --------       -------            -------       ---------

COSTS AND EXPENSES:
    Loss on investment in Local
     Limited Partnerships                             -             142                -             6,673
    Administrative and reporting
     fees to General Partner (Note 3)              34,312        34,312             68,624          68,624
    Interest on deferred acquisition
     notes to General Partner                      60,362        60,362            120,724         120,724
    Interest on due to General Partner              5,996         5,742             11,677          11,221
    Other operating expenses                       13,236        14,475             24,850          24,224
                                                 --------      --------           --------       ---------

                                                  113,906       115,033            225,875         231,466
                                                 --------      --------           --------       ---------

NET LOSS                                         $(52,019)     $(23,165)          $(68,565)      $(104,557)
                                                  =======       =======            =======        ========

NET LOSS ASSIGNABLE TO
  LIMITED PARTNERS                               $(50,977)     $(22,701)          $(67,193)      $(102,465)
                                                  =======       =======            =======        ========

NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                           $     (3)     $     (1)          $     (4)      $      (6)
                                                 ========       =======            =======        ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNERS' DEFICIT


                                     The National            1133
                                        Housing           Fifteenth            Other
                                      Partnership         Street Two          Limited
                                         (NHP)            Associates          Partners            Total
                                     ------------         ----------          --------            -----
Deficit at January 1, 1995               $(172,976)        $(177,876)        $(1,437,866)      $(1,788,718)

Net loss -- six months
  ended June 30, 1995                         (686)             (686)            (67,193)          (68,565)
                                          --------          --------          ----------        ----------
Deficit at June 30, 1995                 $(173,662)        $(178,562)        $(1,505,059)      $(1,857,283)
                                          ========          ========          ==========        ==========
Percentage interest at
  June 30, 1995                                 1%                1%                 98%              100%
                                          ========          ========          ==========        ==========
                                                (A)               (B)                 (C)

(A) General Partner

(B) Original Limited Partner

(C) Consists of 18,300 investments units of 0.00536% held by 1,300 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS


                                                                                  Six Months Ended June 30
                                                                                  ------------------------
                                                                                 1995                   1994
                                                                                 ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Distributions received from Local Limited Partnerships                     $    -                $ 21,850
    Distributions received in excess of investment in and
     advances to Local Limited Partnerships                                         -                  72,186
    Interest paid to General Partner                                                -                 (66,997)
    Interest received                                                               757                 1,157
    Operating expenses paid                                                     (40,450)              (17,682)
                                                                                -------               -------

    Net cash (used in) provided by operating activities                         (39,693)               10,514
                                                                                -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to Local Limited Partnerships                                          -                  (6,673)
    Repayment of advances to Local Limited Partnerships                           7,449                23,813
                                                                                -------               -------

    Net cash provided by investing activities                                     7,449                17,140
                                                                                -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of advances from General Partner                                      -                  (6,001)
                                                                                -------               -------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                   (32,244)               21,653

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                         44,627                35,583
                                                                                -------               -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 12,383              $ 57,236
                                                                                =======               =======





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                              1995                  1994
                                                                              ----                  ----
RECONCILIATION OF NET LOSS TO NET CASH
  (USED IN) PROVIDED BY OPERATING
  ACTIVITIES:

Net loss                                                                   $ (68,565)             $(104,557)
                                                                            --------               --------

Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Distributions received from Local Limited Partnerships                       -                   21,850
    Repayment of advances to Local Limited Partnerships                       (7,449)               (23,813)
    Loss on investment in Local Limited Partnerships                             -                    6,673
    Share of income from Local Limited Partnerships                         (149,104)               (29,753)
    Increase in accrued interest on deferred acquisition
     notes                                                                   120,724                120,724
    Increase (decrease) in accrued interest on due to
     General Partner                                                          11,677                (55,776)
    Increase in administrative and reporting fees payable                     68,624                 68,624
    Decrease in accrued expenses                                             (15,600)                 6,542
                                                                           ---------               --------

     Total adjustments                                                        28,872                115,071
                                                                           ---------               --------

Net cash (used in) provided by operating activities                       $  (39,693)             $  10,514
                                                                           =========               ========





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

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




         to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of June 30, 1995 and December 31, 1994, investments in nineteen of the twenty-one Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $769,928 and $1,165,703 of losses from these nineteen Local Limited Partnerships during the six months ended June 30, 1995 and 1994, respectively. As of June 30, 1995 and December 31, 1994, the Partnership has not recognized a total of $17,769,075 and $16,999,147, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by nineteen of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these nineteen Local Limited Partnerships, has been reduced to zero at June 30, 1994 and December 31, 1993. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         During the six months ended June 30, 1994, the Partnership advanced $6,673 in working capital to three Local Limited Partnerships. No advances were made during the six months ended June 30, 1995. These advances were charged to operations as loss on investment in Local Limited Partnerships. Repayments of advances of $7,449 and $23,813 were made to the Partnership during the six months ended June 30, 1995 and 1994, respectively, and were credited as income from operations. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $597,555 at June 30, 1995.

         The following are combined statements of operations for the three months and six months ended June 30, 1995 and 1994, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




                       COMBINED STATEMENTS OF OPERATIONS

                                   Three Months Ended June 30,                Six Months Ended June 30,
                                   ---------------------------                -------------------------
                                    1995                  1994                 1995                1994
                                    ----                  ----                 ----                ----
Rental income                    $3,580,282             $3,402,567           $7,166,245         $  6,790,274
Other income                        100,483                 80,970              186,470              151,742
                                  ---------              ---------            ---------           ----------

    Total income                  3,680,765              3,483,537            7,352,715            6,942,016
                                  ---------              ---------            ---------           ----------

Operating expenses                2,318,966              2,463,439            4,638,653            4,868,243
Interest, taxes and
  insurance                       1,073,308              1,067,286            2,201,011            2,156,536
Depreciation                        576,951                554,524            1,140,910            1,076,370
                                  ---------              ---------            ---------           ----------

    Total expenses                3,969,225              4,085,249            7,980,574            8,101,149
                                  ---------              ---------            ---------           ----------

Net loss                         $ (288,460)            $ (601,712)          $ (627,859)         $(1,159,133)
                                  =========              =========            =========           ==========

National Housing
  Partnership Realty
  Fund Two share of
  losses                         $ (284,980)            $ (589,676)          $ (620,824)         $(1,135,950)
                                  =========              =========            =========           ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the six month periods ended June 30, 1995 and 1994, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $68,624 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership was $892,110 and $823,486 at June 30, 1995 and December 31, 1994, respectively.

         During the six months ending June 30, 1995, no operating deficit funding or repayment activity occurred between the General Partner and the Partnership. During the six months ended June 30, 1994, the Partnership repaid $6,001 of principal and $66,997 of interest to the General Partner. The amount owed to the General Partner by the Partnership was $197,811 as of June 30, 1995 and December 31, 1994. Interest is charged on borrowings at

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




         the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan as of June 30, 1995 and December 31, 1994, totaled $21,865 and $10,188, respectively.

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

Net cash used in operations for the six months ended June 30, 1995 was $39,693 as compared to net cash provided by operations of $10,514 for the six months ended June 30, 1994. The increase in cash used in operations resulted from a decrease in distributions received from the Local Limited Partnerships and an increase in operating expenses paid, offset by a decrease in interest paid to the General Partner, during the six months ended June 30, 1995 compared to the six months ended June 30, 1994.

During the six months ended June 30, 1995, the Partnership made no working capital advances compared to $6,673 advanced to three of the Local Limited Partnerships during the six months ended June 30, 1994. Advances of $7,449 and $23,813 were repaid to the Partnership during the six months ended June 30,
1995 and 1994, respectively.   As of June 30, 1995, the combined amount carried
by the Local Limited Partnerships, as due to the Partnership, amounted to $597,555. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1995, investments in nineteen Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the six months ended June 30, 1995. Cash distributions of $94,036 were received from four Local Limited Partnerships during the six months ended June 30, 1994. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $12,383 at June 30, 1995. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 1995, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancings of one or more of the underlying properties of the Local Limited Partnerships. Cash

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





on hand at June 30, 1995, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year.

The Partnership currently owes the General Partner $892,110 for administrative and reporting services performed in addition to $197,811 advanced from the General Partner to fund working capital needs. The payment of these unpaid administrative and reporting fees as well as the advances, will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate twenty-one rental housing properties. In prior years, results of operations of NHP Realty Fund Two were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Nineteen of the twenty-one investments in Local Limited Partnership's have been reduced to zero. As a result, the Partnership's operations are no longer being materially affected by its share of the operations from these nineteen partnerships. The Partnership has recorded its share of income in the remaining two Local Limited Partnership's which amounted to $149,104 and $29,753 for the six months ended June 30, 1995 and 1994, respectively.

The Partnership's net loss decreased to $68,565 for the six months ended June 30, 1995 from a net loss of $104,557 for the six months ended June 30, 1994. Net loss per unit of limited partnership interest decreased to $4 from $6 for the 18,300 units outstanding throughout both periods. The decrease in net loss was primarily due to an increase in the Partnership's share of income from the Local Limited Partnerships, partially offset by a decrease in distributions and repayments received in excess of investment in and advances to Local Limited Partnerships. The Partnership did not recognize $769,928 of its allocated share of losses from nineteen Local Limited Partnerships for the six months ended June 30, 1995, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $515,126 between periods, primarily due to an increase in rental income, and a decrease in operating expenses.

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



                       NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                       --------------------------------------------
                       (Registrant)


                       By:     The National Housing Partnership,
                               its sole General Partner


                       By:     National Corporation for Housing
                               Partnerships, its sole General Partner



August 11, 1995        By:                         /s/
---------------                ------------------------------------------------
                               John M. Novack
                               As Senior Vice President, Finance and Accounting,
                               and Chief Accounting Officer