Form 10-Q
period 1995-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1995-11-13
CIK 762859

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

Yes   X         No
    -----          -----

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                           September 30,         December 31,
                                                               1995                  1994
                                                        ------------------    ------------------
                            ASSETS
                            ------

Cash and cash equivalents                                   $    10,909             $    44,627
Deposits held by escrow agents                                       28                      28
Investments in and advances to
  Local Limited Partnerships (Note 2)                         4,182,322               3,985,024
                                                             ----------              ----------
                                                            $ 4,193,259             $ 4,029,679
                                                             ==========              ==========

                 LIABILITIES AND PARTNERS' DEFICIT
                 ---------------------------------

Liabilities:
    Due to General Partner (Note 3)                         $   197,811             $   197,811
    Deferred acquisition notes
     payable to General Partner                               2,414,468               2,414,468
    Accrued interest on deferred
     acquisition notes payable to
     General Partner                                          2,516,179               2,335,094
    Accrued interest on Due to General Partner
     (Note 3)                                                    27,965                  10,188
    Administrative and reporting fees
     payable to General Partner (Note 3)                        926,422                 823,486
    Other accrued expenses                                       30,750                  37,350
                                                             ----------              ----------
                                                              6,113,595               5,818,397
                                                             ----------              ----------
Partners' deficit:
    General Partner -- The National
     Housing Partnership (NHP)                                 (174,292)               (172,976)
    Original Limited Partner --
     1133 Fifteenth Street Two Associates                      (179,192)               (177,876)
    Other Limited Partners -- 18,300
     investment units                                        (1,566,852)             (1,437,866)
                                                             ----------              ----------
                                                             (1,920,336)             (1,788,718)
                                                             ----------              ----------
                                                            $ 4,193,259             $ 4,029,679
                                                             ==========              ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                   September 30,
                                                -----------------------         ------------------------
                                                  1995          1994               1995             1994
                                                  ----          ----               ----             ----

REVENUES:
   Share of income from
     Local Limited Partnerships                 $ 48,194      $ 30,570            $197,298       $  60,323
   Distributions and repayments
     received in excess of
     investment in and advances
     to Local Limited Partnerships                 -             7,348               7,449         103,347
   Interest income                                   403           266               1,160           1,423
                                                --------      --------            --------        --------

                                                  48,597        38,184             205,907         165,093
                                                --------      --------            --------        --------

COSTS AND EXPENSES:
   Loss on investment in Local
     Limited Partnerships                          -             -                   -               6,673
   Administrative and reporting
     fees to General Partner (Note 3)             34,312        34,312             102,936         102,936
   Interest on deferred acquisition
     notes to General Partner                     60,361        60,361             181,085         181,085
   Interest on due to General Partner              6,100         4,843              17,777          16,064
   Other operating expenses                       10,877        10,739              35,727          34,963
                                                --------      --------            --------        --------

                                                 111,650       110,255             337,525         341,721
                                                --------      --------            --------        --------

NET LOSS                                        $(63,053)     $(72,071)          $(131,618)      $(176,628)
                                                ========      ========            ========        --------

NET LOSS ASSIGNABLE TO
  LIMITED PARTNERS                              $(61,793)     $(70,631)          $(128,986)      $(173,096)
                                                ========      ========            ========        ========

NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                          $     (3)     $     (4)          $      (7)      $      (9)
                                                ========      ========            ========        ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNERS' DEFICIT


                                         The National          1133
                                           Housing           Fifteenth            Other
                                         Partnership        Street Two           Limited
                                            (NHP)           Associates          Partners           Total
                                        ------------        ----------          --------           -----
Deficit at January 1, 1995                $(172,976)         $(177,876)      $(1,437,866)      $(1,788,718)
Net loss -- nine months
 ended September 30, 1995                    (1,316)            (1,316)         (128,986)         (131,618)
                                           --------           --------        ----------        ----------
Deficit at September 30, 1995             $(174,292)         $(179,192)      $(1,566,852)      $(1,920,336)
                                           ========           ========        ==========        ==========
Percentage interest at
 September 30, 1995                               1%                1%               98%              100%
                                          ==========          ========        ==========         =========
                                                 (A)                 (B)            (C)

(A) General Partner
(B) Original Limited Partner
(C) Consists of 18,300 investments units of 0.00536% held by 1,298 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS


                                                                             Nine Months Ended
                                                                                September 30
                                                                    -----------------------------------
                                                                            1995              1994
                                                                           ------            ------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions received from Local Limited Partnerships               $    -               $ 21,850
   Distributions received in excess of investment in and
     advances to Local Limited Partnerships                                  -                 72,186
   Interest paid to General Partner                                          -                (66,997)
   Interest received                                                       1,160                1,423
   Operating expenses paid                                               (42,327)             (38,792)
                                                                         -------              -------




   Net cash used in operating activities
                                                                         (41,167)             (10,330)
                                                                         -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Local Limited Partnerships                                    -                 (6,673)
   Repayment of advances to Local Limited Partnerships                     7,449               31,161
                                                                         -------              -------



   Net cash provided by investing activities                               7,449               24,488
                                                                         -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of advances from General Partner                                -                 (6,001)
                                                                         -------              -------



NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                            (33,718)               8,157


CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                  44,627               35,583
                                                                         -------              -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 10,909             $ 43,740
                                                                         =======              =======





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                     -----------------------------------------
                                                                              1995                 1994
                                                                              ----                 ----

RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:

Net loss                                                                   $(131,618)            $(176,628)
                                                                           ---------              --------

Adjustments to reconcile net loss to net cash used in
  operating activities:
   Distributions received from Local Limited Partnerships                      -                    21,850
   Repayment of advances to Local Limited Partnerships                        (7,449)              (31,161)
   Loss on investment in Local Limited Partnerships                            -                     6,673
   Share of income from Local Limited Partnerships                          (197,298)              (60,323)
   Increase in accrued interest on deferred acquisition
     notes                                                                   181,085               181,085
   Increase (decrease) in accrued interest on due to
     General Partner                                                          17,777               (50,933)
   Increase in administrative and reporting fees payable                     102,936               102,936
   Decrease in accrued expenses                                               (6,600)               (3,829)
                                                                           ---------             ---------

     Total adjustments                                                        90,451               166,298
                                                                           ---------              --------

Net cash used in operating activities                                      $ (41,167)            $ (10,330)
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

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS





         to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of September 30, 1995 and December 31, 1994, investments in nineteen of the twenty-one Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $1,422,389 and $1,544,549 of losses from these nineteen Local Limited Partnerships during the nine months ended September 30, 1995 and 1994, respectively. As of September 30, 1995 and December 31, 1994, the Partnership has not recognized a total of $18,421,536 and $16,999,147, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by nineteen of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these nineteen Local Limited Partnerships, has been reduced to zero at September 30, 1995 and December 31, 1994. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         During the nine months ended September 30, 1994, the Partnership advanced $6,673 in working capital to three Local Limited Partnerships. No advances were made during the nine months ended September 30, 1995. These advances were charged to operations as loss on investment in Local Limited Partnerships. Repayments of advances of $7,449 and $31,161 were made to the Partnership during the nine months ended September 30, 1995 and 1994, respectively, and were credited as income from operations. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $597,555 at September 30, 1995.

         The following are combined statements of operations for the three months and nine months ended September 30, 1995 and 1994, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS





         of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS

                                 Three Months Ended September 30,           Nine Months Ended September 30,
                                 --------------------------------           -------------------------------
                                    1995                 1994                 1995                 1994
                                    ----                 ----                 ----                 ----

Rental income                    $3,615,199             $3,436,833          $10,781,444          $10,227,107
Other income                         79,360                 69,385              265,830              221,127
                                -----------            -----------          -----------         ------------

    Total income                  3,694,559              3,506,218           11,047,274           10,448,234
                                  ---------              ---------           ----------           ----------

Operating expenses                2,551,207              2,140,435            7,189,860            7,008,678
Interest, taxes and
  insurance                       1,160,318              1,167,891            3,361,329            3,324,427
Depreciation                        597,811                553,275            1,738,721            1,629,645
                                  ---------              ---------           ----------           ----------

    Total expenses                4,309,336              3,861,601           12,289,910           11,962,750
                                  ---------              ---------           ----------           ----------

Net loss                         $ (614,777)            $ (355,383)         $(1,242,636)         $(1,514,516)
                                  =========              =========           ==========           ==========

National Housing
  Partnership Realty
  Fund Two share of
  losses                         $ (604,267)            $ (348,276)         $(1,225,091)         $(1,484,226)
                                  =========              =========           ==========           ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the nine month periods ended September 30, 1995 and 1994, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $102,936 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership was $926,422 and $823,486 at September 30, 1995 and December 31, 1994, respectively.

         During the nine months ending September 30, 1995, no operating deficit funding or repayment activity occurred between the General Partner and the Partnership. During the

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




         nine months ended September 30, 1994, the Partnership repaid $6,001 of principal and $66,997 of interest to the General Partner. The amount owed to the General Partner by the Partnership was $197,811 as of September 30, 1995 and December 31, 1994. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan as of September 30, 1995 and December 31, 1994, totaled $27,965 and $10,188, respectively.

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

Net cash used in operations for the nine months ended September 30, 1995 was $41,167 as compared to $10,330 for the nine months ended September 30, 1994. The increase in cash used in operations resulted from a decrease in distributions received from the Local Limited Partnerships and an increase in operating expenses paid, offset by a decrease in interest paid to the General Partner, during the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994.

During the nine months ended September 30, 1995, the Partnership made no working capital advances compared to $6,673 advanced to three of the Local Limited Partnerships during the nine months ended September 30, 1994. Advances of $7,449 and $31,161 were repaid to the Partnership during the nine months
ended September 30, 1995 and 1994, respectively.   As of September 30, 1995,
the combined amount carried by the Local Limited Partnerships, as due to the Partnership, amounted to $597,555. Future advances made to the nineteen Local Limited Partnerships' properties whose investments have been reduced to zero, will be charged to operations; likewise, future repayments from these properties will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1995, investments in nineteen Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the nine months ended September 30, 1995. Cash distributions of $94,036 were received from four Local Limited Partnerships during the nine months ended September 30, 1994. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Cash and cash equivalents amounted to $10,909 at September 30, 1995. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 1995, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancings of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at September 30, 1995, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $926,422 for administrative and reporting services performed in addition to $197,811 advanced from the General Partner to fund working capital needs. The payment of these unpaid administrative and reporting fees as well as the advances, will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Some of the Properties in which the Partnership has invested may be eligible to participate in the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). LIHPRHA creates a procedure under which properties assisted under the HUD Section 236 or 221(d)(3) programs may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. Nineteen of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the noteholders would assume ownership of both the General Partner's and the Partnership's interests in the Local Limited Partnerships. All of the notes have final maturity dates between 1996 and 1999. Due to the weakness in the rental markets where the Properties are located, the General Partner currently believes the amounts due on the acquisition notes will likely exceed the value to be obtained through the Properties' participation in LIHPRHA or other sale or refinancing opportunities.

The General Partner intends to continue negotiations with the noteholders to either extend the maturity dates of the notes or structure an arrangement where both the noteholders and partners can benefit financially from participation in LIHPRHA or other sales or refinancings. Such an arrangement was reached with the noteholder associated with Tinker Creek. Under the terms of that agreement, if the General Partner can process a sale of the property under LIHPRHA, the noteholder will accept a discounted pay-off.

The General Partner is currently investigating the ability of Gulfway Manor, Kimberton, Meadows, Meadows East and Rockwell Manor to participate in LIHPRHA. San Juan del Centro is unable to

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate twenty-one rental housing properties. In prior years, results of operations of NHP Realty Fund Two were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Nineteen of the twenty-one investments in Local Limited Partnership's have been reduced to zero. As a result, the Partnership's operations are no longer being materially affected by its share of the operations from these nineteen partnerships. The Partnership has recorded its share of income in the remaining two Local Limited Partnership's which amounted to $197,298 and $60,323 for the nine months ended September 30, 1995 and 1994, respectively.

The Partnership's net loss decreased to $131,618 for the nine months ended September 30, 1995 from a net loss of $176,628 for the nine months ended September 30, 1994. Net loss per unit of limited partnership interest decreased to $7 from $9 for the 18,300 units outstanding throughout both periods. The decrease in net loss was primarily due to an increase in the Partnership's share of income from the Local Limited Partnerships, partially offset by a decrease in distributions and repayments received in excess of investment in and advances to Local Limited Partnerships. The Partnership did not recognize $1,422,389 of its allocated share of losses from nineteen Local Limited Partnerships for the nine months ended September 30, 1995, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $259,135 between periods, primarily due to an increase in rental income, partially offset by an increase in operating expenses.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                  (Registrant)


                                  By: The National Housing Partnership,
                                      its sole General Partner


                                  By: National Corporation for Housing
                                      Partnerships, its sole General Partner



November 10, 1995                 By: /s/ Jeffrey J. Ochs
                                      --------------------------------------
                                      Jeffrey J. Ochs
                                      As Vice President, Finance and Accounting,
                                      and Chief Accounting Officer