Form 10-K
period 1995-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1996-03-29
CIK 762859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                 ANNUAL REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1995 ..... Commission file number 0-14458
                          -----------------                              -------



NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO (A MARYLAND LIMITED PARTNERSHIP)
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                    MARYLAND                              52-1365317
                    --------                               ---------
         (State or other Jurisdiction of               I.R.S. Employer
         incorporation or organization)              Identification No.)

     1225 EYE STREET, N.W. WASHINGTON, D.C.                 20005
     --------------------------------------                 -----
    (Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:            (202) 347-6247
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:    NONE
                                                               ----

Securities registered pursuant to Section 12(g) of the Act:   18,300 LIMITED
                                                              PARTNERSHIP
                                                              INTERESTS
                                                              --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes   X    No
                                                  -----     -----

The registrant is a partnership. Accordingly, no voting stock is held by non-affiliates of the registrant.

Documents incorporated by reference.   NONE
                                       ----

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                          1995 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS


                                     PART I

                                                                              Page
                                                                              ----
Item 1.     Business                                                           2
Item 2.     Properties                                                         7
Item 3.     Legal Proceedings                                                  7
Item 4.     Submission of Matters to a Vote of Security Holders                7


                                    PART II

Item 5.     Market for the Registrant's Partnership
               Interests and Related Partnership Matters                       8
Item 6.     Selected Financial Data                                            8
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             9
Item 8.     Financial Statements and Supplementary Data                       11
Item 9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                         30

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant                31
Item 11.    Executive Compensation                                            33
Item 12.    Security Ownership of Certain Beneficial
               Owners and Management                                          34
Item 13.    Certain Relationships and Related Transactions                    34


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                            35

                                     PART I


Item 1.  Business

         National Housing Partnership Realty Fund Two, a Maryland Limited Partnership (the Partnership), was formed under the Maryland Revised Uniform Limited Partnership Act as of January 22, 1985. On March 15, 1985, the Partnership commenced offering 18,300 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the Offering). The Offering was managed by Dean Witter Reynolds, Inc. and was terminated on May 22, 1985, with subscriptions for all 18,300 limited partnership interests.

         The General Partner with a 1% interest in the Partnership is The National Housing Partnership (NHP), a District of Columbia limited partnership, whose sole general partner (0.2%) is National Corporation for Housing Partnerships (NCHP). Following a corporate reorganization in August 1995, which involved an initial public offering of NHP Incorporated's management-related service companies (the "Reorganization"), the remaining 99.8% of NHP's limited partnership interest is owned by NHP Partners Two Limited Partnership (Partners
Two), a Delaware limited partnership. NCHP is wholly owned by NHP Partners, Inc. (Partners), a Delaware corporation. Notwithstanding the Reorganization, control of NCHP, Partners Two and Partners remains with Demeter Holdings Corporation (a Massachusetts nonprofit corporation, which is wholly-owned/controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation created by the constitution of Massachusetts), Capricorn Investors, L.P. (a Delaware investment limited partnership, whose general partner is Capricorn Holdings, G.P., a Delaware general partnership), and J. Roderick Heller, III (Chairman, President and Chief Executive Officer of NCHP and Partners).

         The Original Limited Partner of the Partnership is 1133 Fifteenth Street Two Associates, a Maryland limited partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed. The Original Limited Partner holds a 1% interest in the Partnership.

         The remaining 98% limited partnership interests in the Partnership are held by the investors who subscribed to the Offering.

         The Partnership's business is to hold limited partnership interests in twenty-one limited partnerships (Local Limited Partnerships), each of which owns and operates multi-family rental housing properties (Properties) which receive one or more forms of assistance from the Federal Government. In each instance NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements.

         The Partnership's investment objectives are to:

         (1)     preserve and protect Partnership capital;

         (2) provide current tax benefits to Limited Partners to the extent permitted by law, including, but not limited to, deductions that Limited Partners may use to offset otherwise taxable income from other sources;

         (3) provide capital appreciation through increase in value of the Partnership's investments, subject to considerations of capital preservation and tax planning; and

         (4) provide potential cash distributions from sales or refinancings of the Partnership's investments and, on a limited basis, from operations.

         The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by it.

The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

           SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
    IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO HAS AN INVESTMENT

                                                                                           Units Authorized for    Units Occupied as
                                                                  Financed, Insured and      Rental Assistance      a Percentage of
            Property Name, Location and               Number           Subsidized                  Under           Total Units as of
                  Partnership Name                   of Units             Under               Section 8 (C)        December 31, 1995
  ------------------------------------------------   --------   ------------------------   --------------------    -----------------
 Anderson Gardens                                         200              (A)                    200                    80%
 Anderson, South Carolina
   (Hurbell II Limited  Partnership)

 Caroline Arms                                            204              (A)                    161                    99%
 Jacksonville, Florida
   (Caroline Arms Limited
   Partnership)

 Esbro                                                    100              (A)                    99                     99%
 Tucson, Arizona
   (Esbro Limited  Partnership)

 Gulfway Manor                                            151              (A)                    151                   100%
 Corpus Christie, Texas
   (Gulfway Limited Partnership)

 Harold House                                             80               (A)                    80                    100%
 Jacksonville, Florida
   (Harold House Limited
   Partnership)

 Hilltop                                                  105              (A)                    55                     87%
 Hickory, North Carolina
   (Hilltop Limited Partnership)

 Holly Oak                                                100              (A)                    94                     93%
 Shelby, North Carolina
   (Hurbell I Limited Partnership)

 Kimberton                                                165              (A)                    165                    98%
 Newark, Delaware
   (Kimberton Apartments
   Associates Limited Partnership)

 Mayfair                                                  140              (A)                    139                    99%
 Tucson, Arizona
   (Mayfair Manor Limited
   Partnership)

 Meadows                                                  110              (B)                     0                     98%
 Sparks, Nevada
   (Meadows Apartments Limited
   Partnership)

 Meadows East                                             200              (A)                    63                    100%
 Sparks, Nevada
   (Meadows East Apartments
   Limited Partnership)

 Menlo Park                                               110              (A)                    109                    99%
 Tucson, Arizona
   (Menlo Limited Partnership)

                                                                                           Units Authorized for    Units Occupied as
                                                                  Financed, Insured and      Rental Assistance      a Percentage of
            Property Name, Location and               Number           Subsidized                  Under           Total Units as of
                  Partnership Name                   of Units             Under               Section 8 (C)        December 31, 1995
 ------------------------------------------------    --------   ------------------------   --------------------    -----------------
 Park Avenue West I                                       80               (B)                     0                     96%
 Mansfield, Ohio
   (Park Avenue West I
   Limited Partnership)

 Park Avenue West II                                      80               (A)                    32                     96%
 Mansfield, Ohio
   (Park Avenue West II Limited
   Partnership)

 Rockwell Manor                                           125              (A)                    125                   100%
 Brownsville, Texas
   (Rockwell Limited Partnership)

 Rodeo Drive                                              99               (A)                    98                     98%
 Victorville, California
   (Rodeo Drive Limited Partnership)

 Royal Oak Gardens                                        100              (B)                    100                    98%
 Kannapolis, North Carolina
   (Hurbell III Limited Partnership)

 San Juan del Centro                                      150              (A)                    150                   100%
 Boulder, Colorado
   (San Juan Del Centro Limited
   Partnership)

 Tinker Creek                                             100              (A)                    99                    100%
 Roanoke, Virginia
   (Tinker Creek Limited Partnership)

 West Oak Village                                         200              (A)                    200                    93%
 Tulsa, Oklahoma
   (West Oak Village Limited
   Partnership)

 Windsor Apartments                                       169              (A)                    169                    99%
 Wilmington, Delaware
   (Windsor Apartments Associates
   Limited Partnership)


(A)    The mortgage is insured  by the Federal Housing
       Administration under the provisions of Section 236 of the National Housing Act.

(B)    The mortgage is insured  by the Federal Housing
       Administration under the provisions of Section 221(d)(3) of the National Housing Act.

(C) Section 8 of Title II of the Housing and Community Development Act of 1974.

         Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition. Section 8 contracts for eight Local Limited Partnerships for a total of 426 units of the 2,289 units under contract at December 31, 1995 are scheduled to expire between June 1996 and September 1996. In January 1996, President Clinton signed into law H.R. 2880. This legislation includes a provision that requires HUD to provide a one-year renewal of Section 8 contracts scheduled to expire during the first nine months of 1996. Additionally, three Local Limited Partnerships have contracts for 279 units scheduled to expire in October and November 1996 and are not subject to automatic renewal. All other Section 8 contracts are scheduled to expire between 1997 and 2008.

         Anderson Gardens occupancy level decreased to 80% as of December 31, 1995 from 88% at December 31, 1994. This decrease was the result of management's decision to force tenant turnover in an effort to deal with drug-related programs at the property. Occupancy rates are expected to increase during 1996. In spite of this, operations remain stable, and the property generated cash from operations during the year ended December 31, 1995.

         In 1994, West Oak Village entered into a grant agreement with HUD under the Drug Elimination Grant Program (the Program) to assist in the elimination of illegal drugs and the associated crime at the property. The grant agreement is dated September 1994. The total award amount of the grant is $172,493. During 1995 and 1994, the Partnership incurred $24,221 and $148,272 of costs under the Program of which $147,844 has been capitalized in rental property during 1994. Drug Elimination Grant revenue in the amount of $24,221 and $148,272 is included in other revenue in the accompanying Local Limited Partnerships' combined statements of operations.

         Menlo Park was advanced $80,000 by the Partnership during 1992 to reduce accounts payable. Repayments of $2,525 per month were being made towards this loan. During 1995 and 1994, $50 and $1,704 of interest and $2,477 and $26,278 of principal, respectively, were paid. The final payment was made in January 1995.

         As discussed in Note 11 to the Local Limited Partnerships' combined financial statements, during 1994, the General Partner determined that write-downs in the book values of the property owned by Mayfair Manor, Park Avenue West I, and Meadows Apartments in total of $3,196,900 were necessary since the estimated undiscounted future cash flows from operations and the sale of each property is expected to be less than the net book value of the property. During 1993, a similar write-down in book value in the amount of $70,000 was taken on the property owned by Tinker Creek. These write-downs were recorded in 1994 and 1993 as losses on reduction of carrying value of rental property. These properties have historically not generated surplus cash from operations.

         Operations at all other Properties were generally satisfactory during the period.

         NCHP was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. Virtually all of the Local Limited Partnership Properties may be eligible for these incentives; however, not all may benefit from the particular incentives provided for under LIHPRHA. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1996 fiscal year has not yet been approved, and NHP management expects that funding for the 1996 fiscal year, if approved, will be limited. Management also expects that funding for LIHPRHA is unlikely to be renewed in future fiscal years. Anticipating these developments, Notices of Intent to participate in the LIHPRHA program have been filed for Anderson Gardens, Esbro, Gulfway Manor, Holly Oak Park, Kimberton, Mayfair Manor, Meadows, Meadows East, Menlo Park, Rockwell Manor, Royal Oak Gardens, Tinker Creek and West Oak Village. However, with the exception of Gulfway Manor, Holly Oak Park, Kimberton, Rockwell Manor and Tinker Creek, all of the properties are in the early stages of processing under LIHPRHA and are not expected to receive incentives under the program. Of the properties which are in advanced stage of processing (Gulfway Manor, Holly Oak Park, Kimberton, Rockwell Manor and Tinker Creek), NHP is working to see if these can receive incentives under LIHPRHA, but there can be no assurances that these efforts will be successful. The ability of the Partnership to sell or refinance any of the Local Limited Partnership properties under LIHPRHA could be adversely affected by the aforementioned events (lack of program funding and likely termination of the LIHPRHA program after fiscal year 1996).

         As discussed in Note 7 to the Local Limited Partnerships' combined financial statements, nineteen of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owner of each Property. With the exception of West Oak Village, these notes will reach final maturity between 1997 and 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

         The West Oak Village note finally matures on November 30, 1996. The General Partner is preparing to begin negotiating with the noteholders to extend the maturity date of the note to protect the interests of the Partnership. The

General Partner has filed Notice of Intent to have West Oak Village participate in LIHPRHA. A loss of interests in this Local Limited Partnership may cause the partners in the Partnership to incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

         Due to the weakness in the rental market conditions where some of the Properties are located, the General Partner believes the amount due on the deferred acquisition notes may likely exceed the value to be obtained through the Properties' participation in LIHPRHA or other sale or refinancing opportunities. The General Partner intends to continue negotiations with the noteholders to extend the maturity date of the notes and/or to structure an arrangement under which both the noteholders and the partners can receive a financial benefit by having the eligible Properties participate in LIHPRHA or other sale or refinancing opportunities. Should no agreement be reached and the notes mature without sufficient funds from sale or refinancing to repay the notes, the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

         The Partnership has reached an arrangement with the noteholder for Tinker Creek whereby, if NHP is successful in processing a sale of the property under the LIHPRHA program, the noteholder will accept a discounted pay-off on the note. San Juan del Centro is unable to participate in LIHPRHA under conditions set forth in its mortgage note.

         The following details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance and deferred acquisition notes and accrued interest on each Property for each of the Local Limited Partnerships as of December 31, 1995:

                                    NHP Realty Fund Two       Cost of                           Deferred
                                        Percentage           Ownership      Mortgage     Acquisition Notes and
           Partnership                   Ownership           Interest        Notes           Accrued Interest
 ----------------------------            ---------           --------        -----        --------------------
 Caroline Arms L.P.                        94.5%             $  868,269     $2,090,533         $3,297,758
 Esbro L.P.                                94.5%                569,295      1,009,420          2,417,003
 Gulfway L.P.                              94.5%                861,291      1,210,342          2,740,754
 Harold House L.P.                         94.5%                363,546        832,314          1,266,332
 Hilltop L.P.                              94.5%                552,599      1,161,919          1,636,976
 Hurbell I L.P.                            94.5%                376,641      1,173,928          1,211,392
 Hurbell II L.P.                           94.5%                786,764      1,693,059          3,010,314
 Hurbell III L.P.                          94.5%                409,426        985,049          1,370,732
 Kimberton Apts. Assoc. L.P.               94.5%              2,077,958      1,971,461           (a)_
 Mayfair Manor L.P.                        94.5%                811,879      1,430,241          3,320,066
 Meadows Apts. L.P.                        94.5%                579,168        776,597          2,310,659
 Meadows East Apts. L.P.                   94.5%              1,095,270      2,443,107          3,174,233
 Menlo L.P.                                94.5%                574,781      1,023,705          2,545,638
 Park Avenue West I L.P.                   94.5%                327,968        569,930          1,482,056
 Park Avenue West II L.P.                  94.5%                418,944        711,824          1,104,623
 Rockwell L.P.                             94.5%                637,739      1,339,971          2,203,309
 Rodeo Drive L.P.                          94.5%                599,734      1,181,768          2,093,234

                                    NHP Realty Fund Two       Cost of                           Deferred
                                        Percentage           Ownership      Mortgage     Acquisition Notes and
           Partnership                   Ownership           Interest        Notes           Accrued Interest
 ----------------------------            ---------           --------        -----        --------------------
 San Juan del Centro L.P.                  94.5%                799,100      1,750,216         2,904,909
 Tinker Creek L.P.                         94.5%                523,202      1,054,208         1,988,091
 West Oak Village L.P.                     94.5%              1,057,843      1,689,181         4,083,679
 Windsor Apts. Assoc. L.P.                 94.5%              2,117,081      2,509,269          (a)-

(a) Deferred acquisition notes on this property are held by the Partnership and not by the Local Limited Partnership.

Item 2.  Properties

         See Item 1 for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3.  Legal Proceedings

         The Partnership is not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted.

                                    PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

         (a) Interests in the Partnership were sold through a public offering managed by Dean Witter Reynolds, Inc. There is no established market for resale of interests in the Partnership. Accordingly, an investor may be unable to sell or otherwise dispose of his interest in the Partnership.

         (b) As of December 31, 1995, there were 1,299 registered holders of limited partnership interests (in addition to 1133 Fifteenth Street Two Associates - See Item 1).

         (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 1995.

Item 6.  Selected Financial Data

                                                                         Year Ended December 31,
                                                     -----------------------------------------------------------------
                                                       1995         1994           1993            1992           1991
                                                       ----         ----           ----            ----           ----
Share of income (losses) from
   Local Limited Partnerships (A)                 $  257,939     $  134,558      $   64,689     $   (6,410)    $    6,833

Loss on investment in Local
   Limited Partnerships                                   -          (6,673)       (627,979)            -              -

Other revenue and expenses:
   Distribution in excess of
      investment in Local Limited
      Partnerships and interest
      income on advances                             217,816        113,508          21,388          5,851             -
   Partnership operating expenses                   (451,515)      (457,308)       (455,718)      (436,632)      (461,159)
                                                   ---------      ---------       ---------      ---------      ---------

Net profit (loss)                                 $   24,240     $ (215,915)     $ (997,620)    $ (437,191)    $ (454,326)
                                                   =========      =========       =========      =========      =========

Profit (loss) per unit of limited partnership
   interest based on units outstanding
   during the period                              $        1     $      (12)     $      (55)    $      (24)    $      (25)
                                                   =========      =========       =========      =========      =========

Total assets, at December 31                      $4,257,535     $4,029,679      $3,907,927     $4,518,814     $4,481,955
                                                   =========      =========       =========      =========      =========

Long-term debt - deferred
   acquisition notes payable and
   related accrued interest                       $4,991,009     $4,749,562      $4,508,116     $4,266,669     $4,025,221
                                                   =========      =========       =========      =========      =========

Cash distributions per unit of
   limited partnership interest                   $       -      $       -       $       -      $       -      $       -
                                                   =========      =========       =========      =========      =========

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in Local Limited Partnerships. As a result, during 1995, 1994, 1993, 1992 and 1991, $1,453,945, $4,942,486, $2,022,792, $1,728,255 and $2,301,478,
        respectively, of losses from nineteen, nineteen, nineteen, nineteen and eighteen Local Limited Partnerships, respectively, have not been recognized by the Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

        Some of the Properties in which the Partnership has invested may be eligible to participate in LIHPRHA. LIHPRHA creates a procedure under which properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. Nineteen of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the noteholders would re-assume both NHP's and the Partnership's interests in the Local Limited Partnerships. The note related to the acquisition of West Oak Village has a final maturity date in 1996. All of the other notes have final maturity dates between 1997 and 1999.

        The West Oak Village note finally matures on November 30, 1996. The General Partner is preparing to begin negotiating with the noteholders to extend the maturity date of the note. The General Partner has filed Notice of Intent to have West Oak Village participate in LIHPRHA. A loss of interests in this Local Limited Partnership may cause the partners in the Partnership to incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation. There can be no assurance that the General Partner will be successful in its efforts to renegotiate the terms of this note.

        During 1995 and 1994, the Partnership repaid borrowings of $170,111 and $6,001 to NHP. At December 31, 1995 and 1994, the Partnership owed $27,700 and $197,811, respectively, to NHP. In 1995 and 1994, $32,097 and $66,998 of
interest owed was paid to NHP. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Interest accrued for the years ended December 31, 1995 and 1994 was $22,769 and $21,359, respectively. At December 31, 1995 and 1994, the Partnership owed NHP interest of $860 and $10,188, respectively. The advances will be repaid to NHP as cash flow permits or from the sale or refinancing of the Local Limited Partnerships.

        During 1994, the Partnership advanced a total of $6,673 to three Local Limited Partnerships for payment of expenses related to the LIHPRHA program and for working capital. No advances were made during 1995. Advances of $8,583 and $29,648 were repaid to the Partnership in 1995 and 1994, respectively. In addition, accrued interest of $1,586 and $1,796 was received in 1995 and 1994, respectively. In the fourth quarter of 1993 the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' current operations, that such advances are not likely to be collected currently. For accounting purposes, the Partnership included the advances balance with "Investment in Local Limited Partnerships." The balance was then reduced to zero, with a corresponding charge to operations (shown as "Loss on Investment in Local Limited Partnerships" in the Statements of Operations) to reflect a portion of the previously unrecognized losses on investments. Advances to the Local Limited Partnerships remain due and payable to the Partnership.

        In prior years, NHP had advanced funds to the Local Limited Partnerships pursuant to its now expired operating deficit guarantee commitment. During 1995 and 1994, NHP advanced $53,819 and $22,460 to seven and six Local Limited Partnerships, respectively, for expenses incurred relating to potential sales or refinancing under the LIHPRHA program. The Local Limited Partnerships paid $10,952 and $3,370 in loans during 1995 and 1994, respectively, and $3,946, $26,388 and $47,687 in interest on these loans during 1995, 1994, and 1993, respectively. The balances owed to NHP by twelve and six Local Limited Partnerships at December 31, 1995 and 1994, was $582,556 and $539,689. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%.

        Net cash provided by operations for the year ended December 31, 1995, was $147,209 as compared to net cash used in operations of $8,065 in 1994 and $18,205 in 1993. The increase in cash provided by operations from 1995 to 1994 was primarily the result of an increase in distributions received from the Local Limited Partnerships, and a decrease in the payment of interest on partner loans. The decrease in cash used in operations from 1994 to 1993 resulted from an increase in distributions received from the Local Limited Partnerships, partially offset by the payment of interest on partner loans.

        Distributions in excess of investment in Local Limited Partnerships and distributions from Local Limited Partnerships typically represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, certain investments' carrying values have been reduced to zero. For investments in Local Limited Partnerships which have been reduced to zero, cash distributions received are recorded in revenues as distributions in excess of investment in Local Limited Partnerships. For investments in Local Limited Partnerships which have not been reduced to zero, cash distributions received are recorded as distributions from Local Limited Partnerships in the statements of cash flows and reduce the Partnership's investment on the statement of financial position. Cash distributions totaling $222,210 and $103,779 were received from four Local Limited Partnerships during the years ended December 31, 1995 and 1994, respectively. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

        Cash amounted to $30,173 at December 31, 1995. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at December 31, 1995 is dependent on distributions received from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying Properties. The combined underlying operations of the Local Limited Partnerships are projected to generate sufficient excess cash in the form of distributions to continue to fund the operations of the Partnership. However, should the operations of one or more Properties deteriorate, the Partnership may not have the financial capability to support those Properties without assistance from the General Partner. The General Partner is not required to provide funding to the Partnership. Therefore, there can be no assurance that the Partnership or its underlying Properties will have sufficient cash in the future.

        As of December 31, 1995, the Partnership owes the General Partner $960,734 for administrative and reporting services performed, in addition to $27,700 advanced from the General Partner to fund working capital needs. The payment of the unpaid administrative and reporting fees and other advances is predicated on the operations and/or sale or refinancing of the underlying Properties of the Local Limited Partnerships.

Results of Operations

        The Partnership invested as a limited partner in Local Limited Partnerships which operate twenty-one rental housing properties. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued deferred acquisition note interest expense which are noncash in nature. As of December 31, 1995 and 1994, the Partnership had no carrying basis in nineteen of the Local Limited Partnerships and therefore reflected no results of operations, for its share of losses for these Local Limited Partnerships.

        The Partnership's net profit increased to $24,240 in 1995 from a net loss of $215,915 in 1994. Net profit per unit of limited partnership interest increased to $1 in 1995 from a net loss per unit of $12 in 1994 for the 18,300 units outstanding throughout both years. This increase was primarily due to an increase in the Partnership's share of income from Local Limited Partnerships and distributions received in excess of investment in Local Limited Partnerships. Additionally, the Partnership did not recognize $1,453,945 of its allocated share of losses from nineteen Local Limited Partnerships, as the Partnership's net book investment in them was reduced to zero (see Note 3 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased by $3,618,759 between years. This decrease was primarily the result of an increase in rental income and a decrease in losses on reduction of carrying value of rental property.

        The Partnership's net loss decreased to $215,915 in 1994 from a net loss of $997,620 in 1993. Net loss per unit of limited partnership interest decreased to $12 in 1994 from $55 in 1993 for the 18,300 units outstanding throughout both years. This decrease was primarily due to an increase in the Partnership's share of income and distributions in excess of investment in Local Limited Partnerships and a decrease in loss on investment in Local Limited Partnerships. The Partnership did not recognize $4,942,486 of its allocated share of losses from nineteen Local Limited Partnerships, as the Partnership's net book investment in them was reduced to zero (see Note 3 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $4,019,100 between years. This increase was the result of three of the Local Limited Partnerships recording $3,196,900 of losses, in 1994, on reduction of carrying value of their rental property as the estimated future undiscounted cash flows from operations and assumed ultimate sale was less than the current net book value (see Note 3 to the Partnership's financial statements).

        During 1994 and 1993, three and one of the Local Limited Partnerships recorded a $3,196,900 and $70,000 loss, respectively, on reduction of carrying value of its rental property as the estimated future undiscounted cash flows from operations and assumed ultimate sale was less than the current net book value (see Note 3 to the financial statements).

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplemental schedule of the Partnership are included on pages 12 through 29 of this report.

Independent Auditors' Report


To The Partners of
  National Housing Partnership Realty Fund Two
Washington, D.C.


We have audited the accompanying statements of financial position of National Housing Partnership Realty Fund Two (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1995, and the supporting schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Hurbell I Limited Partnership, Kimberton Apartments Associates, Rodeo Drive Limited Partnership, and Windsor Apartments Associates Limited Partnership (investees of the Partnership) for the years ended December 31, 1995, 1994 and 1993, and we did not audit the financial statements for Park Avenue West I Limited Partnership and Park Avenue West II Limited Partnership for the year ended December 31, 1993. The Partnership's equity of $4,227,334 and $3,985,024 in the net assets of these investees as of December 31, 1995 and 1994, respectively, and of $257,939, $134,558 and $64,689 in the net income of these investees for the years ended December 31, 1995, 1994 and 1993, are included in the accompanying financial statements. The financial statements of these investees were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund Two as of December 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles, and the schedule referred to above presents fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.





Deloitte & Touche LLP
March 13, 1996
Washington, D.C.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION


                                                                                      December 31,
                                                                        --------------------------------------
                                                                            1995                       1994
                                                                            ----                       ----
                                              ASSETS

Cash and cash equivalents (Note 2)                                        $    30,173              $    44,492
Interest receivable                                                               -                        135
Deposits held by escrow agents                                                     28                       28
Investments in and advances to Local Limited
 Partnerships (Note 3)                                                      4,227,334                3,985,024
                                                                           ----------               ----------

                                                                          $ 4,257,535              $ 4,029,679
                                                                           ==========               ==========

                                 LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Due to General Partner (Note 4)                                          $    27,700              $   197,811
 Accrued interest on partner loans (Note 4)                                       860                   10,188
 Other accrued expenses                                                        41,710                   37,350
 Administrative and reporting fees
 payable to General Partner (Note 4)                                          960,734                  823,486
 Deferred acquisition notes
 payable to General Partner (Note 5)                                        2,414,468                2,414,468
 Accrued interest on deferred
 acquisition notes payable
 to General Partner (Note 5)                                                2,576,541                2,335,094
                                                                           ----------               ----------

                                                                            6,022,013                5,818,397
                                                                           ----------               ----------
Partners' deficit:
  General Partner - The National
    Housing Partnership (NHP)                                                (172,734)                (172,976)
  Original Limited Partner - 1133
    Fifteenth Street Two Associates                                          (177,634)                (177,876)
  Other Limited Partners - 18,300
    investment units                                                       (1,414,110)              (1,437,866)
                                                                           ----------               ----------

                                                                           (1,764,478)              (1,788,718)
                                                                           ----------               ----------

                                                                          $ 4,257,535              $ 4,029,679
                                                                           ==========               ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS



                                                                       Years Ended December 31,
                                                                ------------------------------------------
                                                                  1995             1994             1993
                                                                  ----             ----             ----
REVENUE:
   Share of income from Local Limited
     Partnerships (Note 3)                                      $257,939       $  134,558       $   64,689
   Distribution in excess of investment in
     Local Limited Partnership                                   215,161          111,577           17,388
   Interest income                                                 2,655            1,931            4,000
                                                                 -------        ---------        ---------

                                                                 475,755          248,066           86,077
                                                                 -------        ---------        ---------

COSTS AND EXPENSES:
   Loss on investment in Local Limited
     Partnerships (Note 3)                                           -              6,673          627,979
   Administrative and reporting fees to
     General Partner (Note 4)                                    137,248          137,248          137,248
   Interest on deferred acquisition notes to
     General Partner (Note 5)                                    241,447          241,447          241,447
   Interest on partner loans (Note 4)                             22,769           21,359           20,961
   Other operating expenses                                       50,051           57,254           56,062
                                                                 -------        ---------        ---------

                                                                 451,515          463,981        1,083,697
                                                                 -------        ---------        ---------

NET PROFIT (LOSS)                                               $ 24,240       $ (215,915)      $ (997,620)
                                                                 =======        =========        =========
ALLOCATION OF NET LOSS:
   General Partner - NHP                                        $    242       $   (2,159)      $   (9,976)
   Original Limited Partner - 1133
     Fifteenth Street Two Associates                                 242           (2,159)          (9,976)
   Other Limited Partners - 18,300
     investment units                                             23,756         (211,597)        (977,668)
                                                                 -------        ---------        ---------

                                                                $ 24,240       $ (215,915)      $ (997,620)
                                                                 =======        =========        =========

NET PROFIT (LOSS) PER LIMITED
  PARTNERSHIP INTEREST (Note 3)                                 $      1       $      (12)      $     (55)
                                                                 =======        =========        =========





                       See notes to financial statements.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' DEFICIT



                                        The National          1133
                                          Housing          Fifteenth          Other
                                        Partnership        Street Two        Limited
                                           (NHP)           Associates        Partners             Total
                                           -----           ----------        --------             -----
Deficit at January 1, 1993              $(160,841)         $(165,741)    $  (248,601)         $  (575,183)

   Net (loss)                              (9,976)            (9,976)       (977,668)            (997,620)
                                         --------           --------      ----------           ----------

Deficit at December 31, 1993             (170,817)          (175,717)     (1,226,269)          (1,572,803)

   Net (loss)                              (2,159)            (2,159)       (211,597)            (215,915)
                                         --------           --------      ----------           ----------

Deficit at December 31, 1994             (172,976)          (177,876)     (1,437,866)          (1,788,718)

   Net profit                                 242                242          23,756               24,240
                                         ---------          ---------     -----------          -----------

Deficit at December 31, 1995            $(172,734)         $(177,634)    $(1,414,110)         $(1,764,478)
                                         ========           ========      ==========           ==========
Percentage interest at
  December 31, 1993, 1994
  and 1995                                    1%                1%              98%
                                              ==                ==              ===

                                             (A)               (B)              (C)
                                             ===               ===              ===

(A)      General Partner
(B)      Original Limited Partner
(C) Consists of 18,300 investment units of .00536% held by 1,299 investors.





                       See notes to financial statements.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                          Years Ended December 31,
                                                                  -------------------------------------------------
                                                                     1995             1994           1993
                                                                     ----             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Distributions from Local Limited Partnerships                   $  15,632         $ 21,850       $ 21,849
  Distributions received in excess of investment in
    Local Limited Partnership                                       206,578           81,929         17,388
  Interest received                                                   2,790            1,796          4,000
  Operating expenses paid                                           (45,694)         (46,642)       (49,781)
  Payment of interest on partner loans                              (32,097)         (66,998)       (11,661)
                                                                   --------          -------        -------

  Net cash provided by (used in) operating activities               147,209           (8,065)       (18,205)
                                                                   --------          -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to Local Limited Partnerships                                -             (6,673)        (7,079)
  Repayment of loans to Local Limited Partnerships                    8,583           29,648         28,645
                                                                   --------          -------        -------

  Net cash provided by investing activities                           8,583           22,975         21,566
                                                                   --------          -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of advances from General Partner                       (170,111)          (6,001)           -
                                                                   --------          -------        -------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                        (14,319)           8,909          3,361

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         44,492           35,583         32,222
                                                                   --------          -------        -------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $  30,173         $ 44,492       $ 35,583
                                                                   ========          =======        =======





                       See notes to financial statements.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                                       Years Ended December 31,
                                                               ------------------------------------------
                                                                 1995             1994             1993
                                                                 ----             ----             ----
RECONCILIATION OF NET PROFIT (LOSS) TO
  NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
Net profit (loss)                                              $  24,240       $(215,915)       $(997,620)
                                                                --------        --------         --------
Adjustments to reconcile net profit (loss) to net cash
  provided by (used in) operating activities:
Loss on investment in Local Limited Partnerships                     -             6,673          627,979
Share of income from Local Limited Partnerships                 (257,939)       (134,558)         (64,689)
Decrease (increase) in interest receivable                           135            (135)             -
Repayment of advances to Local Limited Partnerships               (8,583)        (29,648)             -
Decrease in advances to Local Limited Partnerships                   -               -              7,543
Distributions from Local Limited Partnerships                     15,632          21,850           21,849
Increase in administrative and reporting fees
  payable to General Partner                                     137,248         137,248          137,248
Increase in accrued interest on acquisition notes
  to General Partner                                             241,447         241,446          241,447
Increase (decrease) in accrued expenses                            4,357          10,612           (1,262)
(Decrease) increase in accrued interest on partner loans          (9,328)        (45,638)           9,300
                                                                --------        --------         --------

  Total adjustments                                              122,969         207,850          979,415
                                                                --------        --------         --------

Net cash provided by (used in) operating activities            $ 147,209       $  (8,065)       $ (18,205)
                                                                ========        ========         ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



1.       SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING
         POLICIES

         Organization

         National Housing Partnership Realty Fund Two (the Partnership) is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on January 22, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships (Local Limited Partnerships), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On April 30, 1985, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

         The General Partner was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 18,300 interests at a price of $1,000 per interest. During 1985, the sale of interests was closed after the sale of 18,300 interests to limited partners.

         During 1985, the Partnership acquired limited partnership interests of 94.5% (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships, nineteen of which were organized in 1984 to acquire and operate existing rental housing projects. The remaining two Local Limited Partnerships were formed in 1972 and 1973 to construct and operate rental housing projects.

         Significant Accounting Policies

         The financial statements of the Partnership are prepared on the accrual basis of accounting. Direct costs of acquisition, including acquisition fees and reimbursable acquisition expenses paid to the General Partner, have been capitalized as investments in the Local Limited Partnerships. Other fees and expenditures of the Partnership are recognized as expenses in the period the related services are performed.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions or plus the Partnership's share of the Local Limited Partnerships' profits (see Note 3). An investment account is maintained for each of the limited partnership investments and losses are not taken once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as investment revenue in the year received. Advances to Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

         For purposes of the Statement of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)



2.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of the following:

                                                                                    December 31,
                                                                           --------------------------------
                                                                             1995                     1994
                                                                             ----                     ----
         Cash in demand accounts                                           $   457                  $10,047
         Money Market account                                               29,716                   34,445
                                                                            ------                   ------

                                                                           $30,173                  $44,492
                                                                            ======                   ======

3.       INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships:
Meadows Apartments Limited Partnership, Esbro Limited Partnership, Rodeo Drive Limited Partnership, Menlo Limited Partnership, Mayfair Manor Limited Partnership, Hurbell I Limited Partnership, Hurbell II Limited Partnership, Hurbell III Limited Partnership, Tinker Creek Limited Partnership, Rockwell Limited Partnership, Meadows East Apartments Limited Partnership, Kimberton Apartments Associates Limited Partnership, San Juan del Centro Limited Partnership, Gulfway Limited Partnership, Caroline Arms Limited Partnership, Hilltop Limited Partnership, Harold House Limited Partnership, Park Avenue West I Limited Partnership, West Oak Village Limited Partnership, Park Avenue West II Limited Partnership, and Windsor Apartments Associates Limited Partnership. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions or plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. As a result, the Partnership did not recognize $1,453,945, $4,942,486 and $2,022,792 of losses from nineteen Local Limited Partnerships during 1995, 1994 and 1993, respectively. As of December 31, 1995 and 1994, the Partnership has not recognized $17,870,167 and $16,416,222, respectively, of its allocated cumulative share of losses from nineteen Local Limited Partnerships in which its investment has been reduced to zero.

         During 1994, the Partnership advanced $6,673 to three Local Limited Partnerships for payment of expenses related to the LIHPRHA program and for working capital. No advances were made during 1995. Advances of $8,583 and $29,648 were repaid to the Partnership in 1995 and 1994, respectively. In addition, accrued interest of $1,586 and $1,796 was received in 1995 and 1994, respectively. In the fourth quarter of 1993 the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' current operations, that such advances are not likely to be collected currently. For accounting purposes, the Partnership included the advances balance with "Investment in Local Limited Partnerships". The balance was then reduced to zero, with a corresponding charge to operations (shown as "Loss on Investment in Local Limited Partnerships" in the Statements of Operations) to reflect a portion of the previously unrecognized losses on investments.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)




         Advances to the Local Limited Partnership remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan Bank prime rate plus 2%. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from the sale or refinancing of the Local Limited Partnership Properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

         Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1995 and 1994, and the combined results of operations for each of the three years in the period ended December 31, 1995, are as follows:


                          COMBINED FINANCIAL POSITION
                       OF THE LOCAL LIMITED PARTNERSHIPS

                                                                                     December 31,
                                                                       -------------------------------------
                                                                              1995                   1994
                                                                              ----                   ----
Assets:
  Land                                                                  $  5,836,000            $  5,836,000
  Buildings and improvements,
    net of accumulated depreciation of
    $23,959,345 and $21,683,516 and
    reduction of carrying value of
    $3,266,900 and $3,266,900                                             50,207,034              51,089,659
  Other                                                                    5,838,347               5,052,941
                                                                         -----------             -----------

                                                                        $ 61,881,381            $ 61,978,600
                                                                         ===========             ===========

Liabilities and Partners' Deficit
  Liabilities:
    Mortgage notes payable                                              $ 28,608,042            $ 29,482,199
    Acquisition notes payable                                             21,855,789              21,855,789
    Other liabilities                                                     27,300,330              25,081,169
                                                                         -----------             -----------

                                                                          77,764,161              76,419,157
  Partners' Deficit:
    National Housing Partnership
      Realty Fund Two                                                    (14,473,697)            (13,055,480)
    Other partners                                                        (1,409,083)             (1,385,077)
                                                                         -----------             -----------

                                                                        $ 61,881,381            $ 61,978,600
                                                                         ===========             ===========

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)



                         COMBINED RESULTS OF OPERATIONS
                       OF THE LOCAL LIMITED PARTNERSHIPS


                                                                      Years Ended December 31,
                                                            ----------------------------------------------
                                                                1995              1994             1993
                                                                ----              ----             ----
Revenue                                                     $14,800,269       $14,313,623      $13,405,295
                                                             ----------        ----------       ----------

Expenses:
  Operating expenses                                         11,020,158        11,073,642       11,280,264
  Financial expenses - primarily interest                       696,777           689,555          552,608
  Interest on acquisition notes                               2,010,088         2,010,089        2,010,087
  Depreciation and amortization                               2,280,329         2,251,206        2,127,183
  Loss on reduction of carrying value
    of rental property                                              -           3,196,900           70,000
                                                             ----------        ----------       ----------

                                                             16,007,352        19,221,392       16,040,142
                                                             ----------        ----------       ----------

Net loss                                                    $(1,207,083)      $(4,907,769)     $(2,634,847)
                                                             ==========        ==========       ==========

         The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Eighteen Local Limited Partnerships operate rental housing projects organized under Section 236 of the National Housing Act. The remaining three Local Limited Partnerships operate projects organized under Section 221(d)(3) of the National Housing Act. Each of the Local Limited Partnerships receives some form of rental assistance from HUD.

         Depreciation of the buildings and improvements for eighteen of the Local Limited Partnerships is computed on a straight-line method assuming a 50-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation, whereas the depreciation of the buildings and improvements for the other three Local Limited Partnerships is computed using the straight-line method assuming a 30-year life and a 30% salvage value. Depreciation of equipment is calculated using accelerated methods over estimated useful lives of five to 27 years.

         The mortgage notes payable are insured by the Federal Housing Administration (FHA) and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 3% to 8.5% per annum. For the eighteen rental housing projects insured under Section 236, FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with lenders.

         Deferred acquisition notes of $21,855,789 at both December 31, 1995 and 1994 bear simple interest at rates of 9% or 10% per annum. These notes are collateralized by security interests in all partnership interests of the Local Limited Partnerships. All principal and accrued interest are payable upon the earlier of the sale, transfer or refinancing of the project or dates ranging from November 1996 to December 1999. The notes for eighteen Local Limited

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)



Partnerships may be extended for periods ranging from three to five years. The notes may be prepaid in part or in whole at any time without penalty.

         There is substantial doubt as to the ability of one of the Local Limited Partnerships, West Oak Village, to continue as a going concern. As a result, resources available to the Partnership, primarily in the form of distributions, would be reduced if the Partnership were to lose its interest in the Local Limited Partnership. NHP's intentions are to extend the deferred acquisition note relating to this Local Limited Partnership or renegotiate its terms with the lender. However, there can be no assurance that NHP will be successful in achieving either of these alternatives.

         For operating real estate property, generally accepted accounting principles (GAAP) require that the Local Limited Partnerships evaluate whether it is probable that the estimated undiscounted future cash flows of each of its properties, plus cash projected to be received upon an assumed sale of the property (Net Realizable Value) is less than the net carrying value of the property. If such a shortfall exists, is material and is deemed to be other than temporary in nature, then a write-down equal to the shortfall would be warranted. The Local Limited Partnerships perform such evaluations on an ongoing basis.

         During 1994 and 1993, using a methodology consistent with GAAP, three and one of the Local Limited Partnerships, respectively, determined that the book value of the rental property exceeded the rental property's estimated net realizable value. As required by GAAP, the Local Limited Partnerships have recorded an adjustment of $3,196,900 and $70,000 to reduce the carrying value of the rental property to its estimated net realizable value for the years ended December 31, 1994 and 1993, respectively.

         Additionally, regardless of whether a write-down of an individual property has been recorded or not, the carrying value of each of these properties may still exceed their fair market value as of December 31, 1995. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss. The Local Limited Partnerships, however, do not intend to sell the properties in the near future, but rather intend to continue to hold and operate them as rental properties.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ending December 31, 1996 will require an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. The Local Limited Partnerships have not estimated the effect of implementing the Statement. Adoption of the Statement for the year ending December 31, 1996 could have a significant impact (noncash) on the results of operations and financial position of the Partnership.

4.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
         PARTNER

         The General Partner of the Partnership is The National Housing Partnership (NHP). National Corporation for Housing Partnerships (NCHP) is the sole general partner of NHP and NHP Partners Two is the sole limited partner of

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)



NHP. The Original Limited Partner of the Partnership is 1133 Fifteenth Street Two Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

         The Partnership accrued administrative and reporting fees payable to the General Partner of $137,248 annually during 1995, 1994 and 1993. No payments were made during 1995, 1994 or 1993 for these fees. The balances owed to NHP for these fees were $960,734 and $823,486 as of December 31, 1995 and 1994, respectively.

         During 1995 and 1994, the Partnership repaid borrowings of $170,111 and $6,001 to NHP. At December 31, 1995 and 1994, the Partnership owed $27,700 and $197,811, respectively, to NHP. In 1995 and 1994, $32,097 and $66,998 of
interest owed was paid to NHP. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Interest accrued for the years ending December 31, 1995 and 1994 was $22,769 and $21,359, respectively. At December 31, 1995 and 1994, the Partnership owed NHP interest of $860 and $10,188, respectively. The advances will be repaid to NHP as cash flow permits or from the sale or refinancing of the Local Limited Partnerships.

         An affiliate of the General Partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by fifteen of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned $1,388,078, $1,306,241 and $1,254,225 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1995, 1994 and 1993, respectively.

         Personnel working at the project sites, which are managed by NHPMC, were NCHP employees and, therefore, the projects reimbursed NCHP for the actual salaries and related benefits. Beginning January 1, 1996, project employees became employees of NHP Incorporated. Total reimbursements earned for salaries and benefits for the years ended December 31, 1995, 1994 and 1993, were approximately $1,597,000, $1,645,000 and $1,330,000, respectively.

5.       DEFERRED ACQUISITION NOTES PAYABLE

         The deferred acquisition notes payable by the Partnership bear simple interest at a rate of 10% per annum. The notes are payable to NHP in the same amount and same terms as notes executed by NHP to former project owners, are nonrecourse, and are collateralized by the Partnership's interests in Windsor Apartments Associates Limited Partnership and Kimberton Apartments Associates Limited Partnership. Neither principal nor interest are payable currently; all principal and accrued interest is payable upon the earlier of the sale, transfer or refinancing of Windsor Apartments or Kimberton Apartments, or October 24, 1999. The notes may be prepaid in part or in whole at any time without penalty.

6.       INCOME TAXES

         The Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their distributive share of the Partnership's taxable income and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss rule limitations. The taxable income or loss differs from amounts included in the statements of operations because of different methods used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)




         For Federal income tax purposes, the twenty-one Local Limited Partnerships compute depreciation of the buildings and improvements using the Accelerated Cost Recovery System (ACRS) and the Modified Accelerated Cost Recovery System (MACRS), while for financial statement purposes, depreciation is computed using the straight-line method, assuming a 30-year life and a 30% salvage value or a 50-year life. Interest expense on the deferred acquisition notes payable by the Partnership and the Local Limited Partnerships is computed for Federal income tax purposes using the economic accrual method; while for financial statement purposes, interest is computed using a simple interest rate. The Partnership's allocable share of losses from the Local Limited Partnerships are not recognized for financial statement purposes once the investment account is decreased to zero while, for income tax purposes, losses continue to be recognized. Other differences result from allocation of tax losses in accordance with Section 704(b) of the Internal Revenue Code.

         A reconciliation follows:

                                                                        Years Ended December 31,
                                                             ---------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
Net profit (loss) per financial statements                   $    24,240      $  (215,915)     $  (997,620)

Timing differences in determining
  losses of Local Limited Partnerships:
    Depreciation                                              (1,444,443)      (1,407,694)      (1,672,364)
    Interest on acquisition notes                               (537,433)        (392,653)        (173,339)
    Losses taken in excess of financial
      statement investment accounts                           (1,669,158)      (4,809,614)      (1,641,624)
    Accrued interest on partner loans                            239,309           61,417          833,957
    Loss on reduction of carrying value of
      rental property                                                -          3,132,962
    Other                                                        197,997         (200,313)          21,715
                                                              ----------       ----------       ----------

Loss per tax return                                          $(3,189,488)     $(3,831,810)     $(3,629,275)
                                                              ==========       ==========       ==========


7. ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALE OR REFINANCING

         Cash received from the sale or refinancing of any underlying property of the Local Limited Partnerships, after payment of the applicable mortgage debt and the payment of all expenses related to the transaction, is to be distributed in the following manner:

         First, to the General Partner for any unrepaid loans to the Partnership and any unpaid fees (other than disposition and refinancing fees);

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)




         Second, to the Limited Partners, until the Limited Partners have received a return of their capital contributions, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distribution from operations;

         Third, to the Limited Partners, until each Limited Partner has received an amount equal to a cumulative noncompounded 12% annual return on its capital contribution, after deduction of (a) an amount equal to 50% of the tax losses allocated to the Limited Partner and
         (b) prior cash distributions from operations and prior cash distributions from sales or refinancing;

         Fourth, to the General Partner until the General Partner has received a return of its capital contributions, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations;

         Fifth, to the General Partner for disposition and refinancing fees, including prior disposition and refinancing fees which have been accrued but are unpaid;

         Sixth, to the partners with positive capital accounts to bring such accounts to zero; and

         Finally, 85% of the remaining sales proceeds to the Limited Partners and 15% to the General Partner.

         Net income or loss from operations of the Partnership is allocated 98% to the Limited Partners, 1% to the General Partner and 1% to the Original Limited Partner. Cash distributions from operations, after payment of certain obligations (including reimbursement on a cumulative basis of direct expenses incurred by the General Partner or its affiliates in managing the properties) and payment of annual cumulative administrative and reporting fees, is distributed 98% to the Limited Partners, 1% to the General Partner and 1% to the Original Limited Partner.

         Gain for Federal income tax purposes realized in the event of dissolution of the Partnership or upon sale of interests in a Local Limited Partnership or underlying property will be allocated in the following manner:

         First, to the Limited Partners in an amount up to the negative balances of the capital accounts of Limited Partners in the same proportion as each Limited Partner's negative capital account bears to such aggregate negative capital accounts;

         Second, to the General Partner in an amount up to the General Partner's negative capital account, if any;

         Third, to the Limited Partners, up to the aggregate amount of capital contributions of the Limited Partners, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations, in the same proportion that such Limited Partner's capital contribution bears to the aggregate of all Limited Partners' capital contributions;

         Fourth, to the Limited Partners, until each Limited Partner has been allocated such an amount equal to a cumulative noncompounded 12% annual return on their capital contribution, after deduction of (a) an amount equal to 50% of the tax losses allocated to the Limited Partner and (b) prior cash distributions from operations and prior cash distributions from sales or refinancing;

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)




         Fifth, to the General Partner, up to the aggregate amount of capital contributions made by the General Partner, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations; and

         Finally, 85% of the remaining gain to the Limited Partners and 15% to the General Partner.

         Losses for Federal income tax purposes realized in the event of dissolution of the Partnership or upon sale of interest in a Local Limited Partnership or underlying property will be allocated 85% to the Limited Partners and 15% to the General Partner.

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value and excessive cost would not be incurred. A reasonable estimate of fair value of the deferred acquisition notes payable and related accrued interest could not be made without incurring excessive costs. The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                             A LIMITED PARTNERSHIP
           SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
          LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS
                               DECEMBER 31, 1995

                                                            Initial                       Cost Capitalized
                                                         Cost to Local                       Subsequent
                                                      Limited Partnership                  to Acquisition
                                               -------------------------------  ----------------------------------



                                                                   Buildings                          Carrying
                                                                      and                               Cost
     Partnership Name          Encumbrances         Land         Improvements     Improvements      Adjustments
--------------------------    --------------   -------------   ---------------  ----------------  ----------------
Caroline Arms Limited
  Partnership                     (1)           $  260,000      $  4,497,252     $  1,043,505       $          -

Esbro Limited Partnership         (1)              360,000         2,566,446          367,401                  -

Gulfway Limited
   Partnership                    (1)              300,000         3,484,766          740,778                  -

Harold House Limited
   Partnership                    (1)               80,000         1,782,230          513,398                  -

Hilltop Limited Partnership       (1)              210,000         2,291,867          341,328                  -

Hurbell I Limited
   Partnership (Holly Oak)        (1)              100,000         2,043,334          318,873                  -

Hurbell II Limited
   Partnership (Anderson)         (1)              240,000         3,940,646          929,498                  -

Hurbell III Limited
   Partnership (Royal Oaks)       (1)              150,000         1,894,472          501,958                  -

Kimberton Apartments
  Associates Limited
  Partnership                     (1)              250,000         5,265,177          706,792                  -

Mayfair Manor
   Limited Partnership            (1)              450,000         3,720,460          543,114         (1,467,900)

Meadows Apartments
   Limited Partnership            (1)              385,000         2,353,256          245,599           (629,000)

Meadows East Apartments
   Limited Partnership            (1)              700,000         4,464,615          461,770                  -

Menlo Limited
   Partnership                    (1)              315,000         2,655,046          577,824                  -




                                     Gross Amount at which Carried
                                          at Close of Period
                            ----------------------------------------------



                                                                                                                     Life upon which
                                                                                                                     depreciation in
                                                                                                                    latest statement
                                             Buildings                       Accumulated                               of operations
                                                and              Total       Depreciation      Date of         Date     is computed
     Partnership Name           Land        Improvements       (2)  (3)          (3)         Construction    Acquired      (years)
--------------------------  ------------  ---------------  ---------------  --------------  --------------  ----------- ------------
Caroline Arms Limited
  Partnership                $  260,000    $  5,540,757     $  5,800,757     $  1,630,977        1972           4/85         5-50

Esbro Limited Partnership       360,000       2,933,847        3,293,847          822,849        1972           4/85         5-50

Gulfway Limited
   Partnership                  300,000       4,225,544        4,525,544        1,361,119        1970           4/85         5-50

Harold House Limited
   Partnership                   80,000       2,295,628        2,375,628          658,574        1973           5/85         5-50

Hilltop Limited Partnership     210,000       2,633,195        2,843,195          821,040        1974           4/85         5-50

Hurbell I Limited
   Partnership (Holly Oak)      100,000       2,362,207        2,462,207          623,794        1975           4/85         5-50

Hurbell II Limited
   Partnership (Anderson)       240,000       4,870,144        5,110,144        1,279,591        1972           4/85         5-50

Hurbell III Limited
   Partnership (Royal Oaks)     150,000       2,396,430        2,546,430          686,429        1973           4/85         5-50

Kimberton Apartments
  Associates Limited
  Partnership                   250,000       5,971,969        6,221,969        2,398,013        1972           4/85         5-30

Mayfair Manor
   Limited Partnership          450,000       2,795,674        3,245,674        1,125,308        1971           4/85         5-50

Meadows Apartments
   Limited Partnership          385,000       1,969,855        2,354,855          850,778        1970           5/85         5-50

Meadows East Apartments
   Limited Partnership          700,000       4,926,385        5,626,385        1,535,051        1975           5/85         5-50

Menlo Limited
   Partnership                  315,000       3,232,870        3,547,870          973,105        1971           4/85         5-50



                          See notes to Schedule XI.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                             A LIMITED PARTNERSHIP
           SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
      LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED
                               DECEMBER 31, 1995

                                                            Initial                       Cost Capitalized
                                                         Cost to Local                       Subsequent
                                                      Limited Partnership                  to Acquisition
                                               -------------------------------  ----------------------------------
                                                                   Buildings                          Carrying
                                                                      and                               Cost
     Partnership Name          Encumbrances         Land         Improvements     Improvements      Adjustments
--------------------------    --------------   -------------   ---------------  ----------------  ----------------
Park Avenue West I
  Limited Partnership               (1)            $   96,000     $ 1,798,619       $   137,092       $(1,100,000)

Park Avenue West II
   Limited Partnership              (1)                96,000       1,784,594           111,489                 -

Rockwell Limited
   Partnership                      (1)               250,000       2,872,768           552,774                 -

Rodeo Drive Limited
   Partnership                      (1)               150,000       2,731,817           384,909                 -

San Juan del Centro
   Limited Partnership              (1)               725,000       3,359,588           805,349                 -

Tinker Creek Limited
   Partnership                      (1)               150,000       2,527,125           352,294           (70,000)

West Oak Village
   Limited Partnership              (1)               400,000       4,667,340           779,549                 -

Windsor Apartments
   Associates Limited
   Partnership                      (1)               169,000       5,925,950           390,617                 -
                                                   ----------     -----------       -----------       ------------
Total, December 31, 1995                           $5,836,000     $66,627,368       $10,805,911       $(3,266,900)
                                                   ==========     ===========       ===========       ============

                                     Gross Amount at which Carried
                                          at Close of Period
                            ----------------------------------------------
                                                                                                                     Life upon which
                                                                                                                     depreciation in
                                                                                                                    latest statement
                                             Buildings                       Accumulated                               of operations
                                                and              Total       Depreciation      Date of         Date     is computed
     Partnership Name           Land        Improvements       (2)  (3)          (3)         Construction    Acquired      (years)
--------------------------  ------------  ---------------  ---------------  --------------  --------------  ----------  ------------
Park Avenue West I
  Limited Partnership        $   96,000      $   835,711     $   931,711      $   519,585        1969           5/85            5-50

Park Avenue West II
   Limited Partnership           96,000        1,896,083       1,992,083          568,056        1970           5/85            5-50

Rockwell Limited
   Partnership                  250,000        3,425,542       3,675,542        1,071,955        1971           5/85            5-50

Rodeo Drive Limited
   Partnership                  150,000        3,116,726       3,266,726          845,510        1973           4-85            5-30

San Juan del Centro
   Limited Partnership          725,000        4,164,937       4,889,937        1,288,788        1970           4-85            5-50

Tinker Creek Limited
   Partnership                  150,000        2,809,419       2,959,419          765,241        1971           4-85            5-50

West Oak Village
   Limited Partnership          400,000        5,446,889       5,846,889        1,616,349        1972           4-85            5-50

Windsor Apartments
   Associates Limited
   Partnership                  169,000        6,316,567       6,485,567        2,517,233        1972           4-85            5-30
                             ----------      -----------     -----------      -----------
Total, December 31, 1995     $5,836,000      $74,166,379     $80,002,379      $23,959,345
                             ==========      ===========     ===========      ===========


                          See notes to Schedule XI.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE XI - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED

                               DECEMBER 31, 1995


(1)      Schedule of Encumbrances

                                                                              Deferred
                                                                            Acquisition
                                                                             Notes and
                                                        Mortgage              Accrued
         Partnership Name                                Notes                Interest               Total
         ----------------                                -----                --------               -----
         Caroline Arms Limited Partnership           $ 2,090,533            $ 3,297,758          $ 5,388,291
         Esbro Limited Partnership                     1,009,420              2,417,003            3,426,423
         Gulfway Limited Partnership                   1,210,342              2,740,754            3,951,096
         Harold House Limited Partnership                832,314              1,266,332            2,098,646
         Hilltop Limited Partnership                   1,161,919              1,636,976            2,798,895
         Hurbell I Limited Partnership                 1,173,928              1,211,392            2,385,320
         Hurbell II Limited Partnership                1,693,059              3,010,314            4,703,373
         Hurbell III Limited Partnership                 985,049              1,370,732            2,355,781
         Kimberton Apartments Associates
          Limited Partnership                          1,971,461               (a)  -              1,971,461
         Mayfair Manor Limited Partnership             1,430,241              3,320,066            4,750,307
         Meadows Apartments Limited Partnership          776,597              2,310,659            3,087,256
         Meadows East Apartments
          Limited Partnership                          2,443,107              3,174,233            5,617,340
         Menlo Limited Partnership                     1,023,705              2,545,638            3,569,343
         Park Ave West I Limited Partnership             569,930              1,482,056            2,051,986
         Park Ave West II Limited Partnership            711,824              1,104,623            1,816,447
         Rockwell Limited Partnership                  1,339,971              2,203,309            3,543,280
         Rodeo Drive Limited Partnership               1,181,768              2,093,234            3,275,002
         San Juan del Centro Limited Partnership       1,750,216              2,904,909            4,655,125
         Tinker Creek Limited Partnership              1,054,208              1,988,091            3,042,299
         West Oak Village Limited Partnership          1,689,181              4,083,679            5,772,860
         Windsor Apartments Associates
          Limited Partnership                          2,509,269               (a)  -              2,509,269
                                                      ----------             ----------           ----------

           Total                                     $28,608,042            $44,161,758          $72,769,800
                                                      ==========             ==========           ==========


(a) Deferred acquisition notes on this property are held by the Partnership and not by the Local Limited Partnership.

(2) The aggregate cost of land for Federal income tax purposes is $5,836,000, and the aggregate costs of buildings and improvements for Federal income tax purposes is $77,348,543. The total of the above-mentioned is $83,184,543.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE XI - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED

                               DECEMBER 31, 1995

                                  (CONTINUED)


(3)      Reconciliation of real estate


                                                                        Years Ended December 31,
                                                             ---------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
         Balance at beginning of period                      $78,609,174      $80,312,325      $79,019,216

         Improvements during the period                        1,393,205        1,493,749        1,363,109

         Reduction of carrying value of rental property              -         (3,196,900)         (70,000)
                                                              ----------       ----------       ----------

         Balance at end of period                            $80,002,379      $78,609,174      $80,312,325
                                                              ==========       ==========       ==========


         Reconciliation of accumulated depreciation

                                                                        Years Ended December 31,
                                                             ---------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
         Balance at beginning of period                      $21,683,515      $19,471,586      $17,344,403

         Depreciation expense for the period                   2,275,830        2,251,206        2,127,183

         Disposal of rental property                                 -            (39,277)             -
                                                              ----------       ----------       ----------

         Balance at end of period                            $23,959,345      $21,683,515      $19,471,586
                                                              ==========       ==========       ==========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         (a), (b) and (c). The Partnership has no directors, executive officers or significant employees of its own.

         (a), (b), (c), (e) and (f). The names, ages, business experience and involvement in legal proceedings of the directors and executive officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

         Seven individuals comprise the Board of Directors of NCHP. Three directors were appointed by the President of the United States, by and with the advice and consent of the Senate.

         J. Roderick Heller, III (age 58) was elected President, Chief Operating Officer and a Director of NCHP in 1985, Chief Executive Officer of NCHP in 1986 and Chairman in 1988. He currently serves as Chairman, President and Chief Executive Officer of NHP Incorporated and NCHP and their affiliate, NHP Real Estate Corporation. Mr. Heller also serves as Chairman and Chief Executive Officer of NHP Management Company, another principal affiliate of NCHP. He had been President and Chief Executive Officer of Bristol Compressors, Inc., Bristol, Virginia, a manufacturer of air conditioning compressors, from 1982 until 1985. Prior to that, he was a partner in the Washington, D.C. law firm of Wilmer, Cutler & Pickering from 1971 until 1982, and while there, represented NCHP on legal matters from its organization in 1970. He serves on the boards of directors of Auto-Trol Technology Corporation and a number of nonprofit organizations, including the National Trust for Historic Preservation. Mr. Heller was re-elected to the Board of Directors in 1992 and continues to serve.

         Susan R. Baron (age 44) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the board of directors of Seeds of Peace and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

         Danny K. Davis (age 54) has been a Commissioner on the Cook County Board of Commissioners since November 1990. Prior to his service on the Cook County Board, he served as an Alderman on the Chicago City Council for 11 years. Mr. Davis is also a member of numerous civic and professional organizations. He was appointed to the Board of Directors by the President of the United States in September 1994 for a term to expire on October 27, 1996.

         Alan A. Diamonstein (age 64) has been a member of the Virginia House of Delegates since 1967, currently serving as Chairman of the General Laws Committee and a member of the standing committees on Appropriations, Education and Rules. He is chairman of the Virginia Housing Study Commission and is a member of the Peninsula Board of Advisors for Signet Bank, the Jamestown-Yorktown Board of Trustees, as well as a number of educational and civic organizations. Mr. Diamonstein is the senior partner in the law firm of Diamonstein, Becker and Staley. He was appointed to the Board of Directors by the President of the United States in October 1994 and continues to serve until the appointment of a successor.

         Michael R. Eisenson (age 40) is the President and Chief Executive Officer of Harvard Private Capital Group, Inc., the wholly-owned subsidiary of Harvard Management Company, Inc. which manages the direct investment and private equity portfolio of the Harvard University endowment fund. Between 1981 and 1986, Mr. Eisenson was a principal with the Boston Consulting Group. Mr. Eisenson serves on the boards of directors of Harken Energy

Corporation, ImmunoGen, Inc. and Somatix Therapy Corporation, as well as a number of private companies. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see
Item 1, above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Eisenson was re-elected to the Board of Directors in 1992 and continues to serve.

         Tim R. Palmer (age 38) is a Managing Director of Harvard Private Capital Group, the wholly-owned subsidiary of Harvard Management Company, Inc. which manages the direct investment and private equity portfolio of the Harvard University endowment fund. Prior to joining Harvard Private Capital in 1990, Mr. Palmer was a manager of business development at The Field Corporation and an attorney with Sidley & Austin. Mr. Palmer serves on the board of directors of PriCellular Corporation, as well as on the boards of several private companies. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1, above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Palmer was re-elected to the Board of Directors in June 1994, for a term to expire in 1997.

         Herbert S. Winokur, Jr. (age 52) has been the President of Winokur & Associates, Inc. and Winokur Holdings, Inc., and the Managing General Partner of Capricorn Investors, L.P. since 1987. Mr. Winokur is the Chairman of DynCorp and serves on the boards of directors of Enron Corporation, Marine Drilling Companies, Inc. and NacRe Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1, above), Capricorn is entitled to elect one member of the NCHP
Board of Directors. Pursuant to this agreement, Mr. Winokur was re-elected to the Board of Directors in 1994, for a term to expire in 1997.

EXECUTIVE OFFICERS

         The current executive officers of NCHP and a description of their principal occupations in recent years are listed below. Also listed and described are certain of the executive officers of NHP Incorporated, NCHP's parent company, and both NHP Real Estate Corporation (Realco) and NHP Management Company (NHP Management), two principal affiliates of NCHP. References below to "NHP" are intended to include NCHP and its principal affiliates, as appropriate.

         J. Roderick Heller, III (age 58). See "Directors of NCHP."

         Ann Torre Grant (age 38) has served as Executive Vice President, Chief Financial Officer and Treasurer of NHP since February 1995. She was Vice President and Treasurer of USAir, Inc. and USAir Group, Inc. from 1991 through January 1995, and held other finance positions at the airline between 1988 and 1991. From 1983 to 1988, she held various finance positions with American Airlines, Inc. Ms. Grant is a graduate of the University of Notre Dame and has a Masters of Business from Cornell University. Ms. Grant serves as a director of the Mutual Series Funds.

         Linda J. Brower (age 44) has served as Executive Vice President of NHP since March 1994 and served as Senior Vice President of NCHP from February 1992 to March 1994. Ms. Brower is responsible for asset management of the multifamily portfolio. From 1984 to 1991, Ms. Brower was Vice President and Area Director for the Orange County, California and Washington, D.C. offices of Citicorp Real Estate and was responsible for analyzing investment proposals, asset management and restructuring. She is a graduate of UCLA, holds a Masters degree in finance from the University of Texas and is a licensed real estate broker.

         Linda G. Davenport (age 46) has served as Executive Vice President of the Company since March 1994. She is primarily responsible for corporate and portfolio acquisitions. Ms. Davenport served as Executive Vice President and Chief Operating Officer of NCHP from 1990 to January 1994 and as General Counsel and Senior Vice President of the Company from 1986 to 1989. Prior to joining NCHP in 1979 as Assistant General Counsel, Ms. Davenport was employed in the Office of the General Counsel of the Federal Deposit Insurance Corporation. She is a graduate of Michigan State University and holds J.D. degree form California Western School of Law.

         Robert M. Greenfield (age 48) has served as Executive Vice President of NHP since March 1994. He joined NCHP in October 1991 as Senior Vice President. Mr. Greenfield is primarily responsible for corporate and portfolio acquisitions. From 1978 to 1984, and from 1990 to 1991, Mr. Greenfield was a consultant in corporate strategy for the Boston Consulting Group, providing analyses and recommendations to clients in the areas of corporate strategy, business development and diverstiture. From 1984 to 1991, he was a principal in Schindler Greenfield, Inc. and OCC, Inc., closely held real estate development firms. In February of 1992, Mr. Greenfield and his wife filed for protection under Chapter 7 of the United States Bankruptcy Code as a result of their inability to meet certain direct and guaranteed obligations on borrowings by or on behalf of Schindler Greenfield, Inc. and its affiliates. Mr. Greenfield graduated with honors from the University of Chicago and holds a Masters of Business Administration with honors from Harvard Business School.

         J. Robert Hiner (age 44) has served as Executive Vice President of NHP Management Co. since October 1993. He previously served as Senior Vice President of NHP Management Co. from 1991 to 1993. During 1990, Mr. Hiner served as President of Shadwell-Jefferson Property Management, Inc., a retail property management company formed to manage 71 shopping centers in the midwestern and southern United States. From 1986 to 1990, he served as President of Cardinal Apartment Management Group, Inc., which was responsible for the management of 55,000 apartment units. Mr. Hiner is a graduate of the University of Virginia and holds a Masters of Business Administration from Capital University.

         Joel F. Bonder (age 47) has served as Senior Vice President and General Counsel of the Company since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel of the Company from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies. He is a graduate of the University of Rochester and received a J.D. degree from the Washington University School of Law.

         Charles S. Wilkins, Jr. (age 45) has served as Senior Vice President of NCHP since September 1988 and is currently responsible for legislative and regulatory affairs. He was formerly responsible for asset and property management of the affordable multifamily portfolio. Prior to joining NCHP, Mr. Wilkins was Senior Vice President of Westminster Company, a regional real estate development firm where he was responsible for the property management of a diverse portfolio of properties. Mr. Wilkins is immediate past-president of the National Assisted Housing Management Association and is a director of the National Leased Housing Association, as well as various regulatory committees, including the Executive Committee of the HUD Occupancy Task Force. He graduated with honors from the University of North Carolina at Chapel Hill, is a Certified Property Manager and a licensed real estate broker.

         Jeffrey J. Ochs (age 38) has served as Vice President and Chief Accounting Officer of NHP since September 1995. From 1994 until September 1995, Mr. Ochs was Assistant Controller of USAir, Inc. From 1987 to 1994, he held various accounting positions with USAir, Inc. Mr. Ochs is a CPA and has a Masters of Business Administration from Clarion University of Pennsylvania, where he also earned a B.S. in Business Administration.

         Eugene H. Goodsell (age 42) serves as Vice President and Controller of NHP Incorporated, NCHP, Realco and NHP Management. He has been with NCHP since 1983. Prior to joining NHP, Mr. Goodsell, a CPA, was an audit manager with the public accounting firm of Arthur Andersen LLP.

        (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11. Executive Compensation

         National Housing Partnership Realty Fund Two has no officers or directors. However, as outlined in the prospectus, various fees and reimbursements are paid to the General Partner and its affiliates. Following is a summary of such fees paid or accrued during the year ended December 31, 1995:

         (i) Administrative and reporting fees of $137,248 payable but not yet paid to the General Partner for managing the affairs of the Partnership and for investor services in 1995.

         (ii) Annual partnership administration fees of $157,500 to the General Partner for its services as General Partner of the Local Limited Partnerships. During 1995, $135,623 was paid to the General Partner by the Local Limited Partnerships.

         (iii) An affiliate of the General Partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by fifteen of the Local Limited Partnerships. During 1995, NHPMC and other affiliates of NCHP earned $1,388,078 for management fees and other services provided to the Local Limited Partnerships.

         (iv) The Local Limited Partnerships paid NHP $5,532 in interest on operating deficit loans during 1995.

         (v) In 1995, personnel working at the project sites which were managed by NHPMC were NCHP employees, and therefore the projects reimbursed NCHP for the actual salaries and related benefits. Total reimbursements for salaries and benefits earned for the year ended December 31, 1995, was approximately $1,597,000.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

         1133 Fifteenth Street Two Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were employees of NCHP at the time the partnership was formed, owns a 1% interest in the Partnership.

         NHP is also the sole general partner of NHP Investment Partners I and NHP Investment Partners III. NHP Investment Partners III, a limited partnership, holds a 4.5% limited partnership interest (1% with respect to losses) in Hurbell I Limited Partnership, Hurbell III Limited Partnership, and Hilltop Limited Partnerships. NHP Investment Partners I, a limited partnership, holds a 4.5% limited partnership interest (1% for allocation of losses) in the remaining eighteen Local Limited Partnerships. Prior to the admittance of the Partnership into the Local Limited Partnerships, NHP Investment Partners I and NHP Investment Partners III held a 1% general partnership interest and 98% limited partnership interest in the Local Limited Partnerships.

Item 13.         Certain Relationships and Related Transactions

         The Partnership had no material transactions or business relationships with NHP or its affiliates except as described in Items 8, 10 and 11, above.

                                    PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)  Documents filed as part of this report:

             1.  Financial statements

                 The financial statements, notes and reports listed below are included herein:


                                                                                   Page
                                                                                   ----
                          Independent Auditors' Report                              12

                          Statements of Financial Position,
                          December 31, 1995 and 1994                                13

                          Statements of Operations for the Years
                          Ended December 31, 1995, 1994 and 1993                    14

                          Statements of Partners' Deficit
                          for the Years Ended December 31, 1995
                          1994, and 1993                                            15

                          Statements of Cash Flows for the Years Ended
                          December 31, 1995, 1994 and 1993                          16

                          Notes to Financial Statements                             18

                          Schedule XI - Real Estate and Accumulated
                          Depreciation of Local Limited Partnerships
                          in which NHP Realty Fund Two has invested,
                          December 31, 1995                                         27


                 2.       Financial statement schedules

                          Financial statement schedules for the Registrant:

                          Schedule XI is included in the financial statements listed under Item 14(a)(1). All other schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

                          Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b): See 3 below.

                 3.       Exhibits

                          The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report and are incorporated herein:

                                                                                   Page
                                                                                   ----
                          Independent Auditors' Reports                            39

                          Combined Statements of Financial
                          Position, December 31, 1995
                          and 1994                                                 54

                          Combined Statements of Operations for
                          the Years Ended December 31, 1995,
                          1994 and 1993                                            55

                          Combined Statements of Partners'
                          Deficit for the Years Ended
                          December 31, 1995, 1994 and 1993                         56

                          Combined Statements of Cash Flows for the
                          Years Ended December 31, 1995, 1994 and 1993             57

                          Notes to Combined Financial Statements                   59


         (b)     Reports on Form 8-K

                 None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       National Housing Partnership Realty Fund Two
                       By: The National Housing Partnership, its sole general partner
                       By: National Corporation for Housing Partnerships, its sole general partner




March 28, 1996                                              /s/ J. Roderick Heller, III
--------------                                              -------------------------------------------------
Date                                                        J. Roderick Heller, III, Chairman, President
                                                            and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




March 28, 1996                                              /s/ J. Roderick Heller, III
--------------                                              -------------------------------------------------
Date                                                        J. Roderick Heller, III
                                                            Chairman, President, Chief Executive
                                                            Officer and Director




March 28, 1996                                              /s/ Ann Torre Grant
--------------                                              -------------------------------------------------
Date                                                        Ann Torre Grant
                                                            Executive Vice President, Chief Financial Officer
                                                            and Treasurer




March 28, 1996                                              /s/ Jeffrey J. Ochs
--------------                                              -------------------------------------------------
Date                                                        Jeffrey J. Ochs
                                                            Vice President and Chief Accounting Officer

March 28, 1996                                                                     *
--------------                                              -------------------------------------------------
Date                                                        Susan R. Baron, Director



March 28, 1996                                                                     *
--------------                                              -------------------------------------------------
Date                                                        Michael R. Eisenson, Director



March 28, 1996                                                                     *
--------------                                              -------------------------------------------------
Date                                                        Danny K. Davis, Director



March 28, 1996                                                                     *
--------------                                              -------------------------------------------------
Date                                                        Tim R. Palmer, Director



March 28, 1996                                                                     *
--------------                                              -------------------------------------------------
Date                                                        Alan A. Diamonstein, Director




March 28, 1996                                                                     *
--------------                                              -------------------------------------------------
Date                                                        Herbert S. Winokur, Jr., Director


         This registrant is a limited partnership whose sole general partner, The National Housing Partnership, is also a limited partnership. The sole general partner of The National Housing Partnership is National Corporation for Housing Partnerships. The persons indicated are Directors of National Corporation for Housing Partnerships. Powers of Attorney are on file in Registration Statement No. 33-1141 and as Exhibit 25 to the Partnership's Form 10-K for the fiscal years ended December 31, 1987, December 31, 1988, December 31, 1990 and December 31, 1991. Other than the Form 10-K report, no annual report or proxy materials have been sent to security holders.


           *By J. Roderick Heller, III pursuant to Power of Attorney.



                          /s/ J. Roderick Heller, III
                          ---------------------------

Independent Auditors' Report


To The Partners of
   National Housing Partnership Realty Fund Two
Washington, D.C.

We have audited the accompanying combined statements of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two (the Partnership) holds a limited partnership interest as of December 31, 1995 and 1994 and the related combined statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hurbell I Limited Partnership, Kimberton Apartments Associates Limited Partnership, Rodeo Drive Limited Partnership and Windsor Apartments Associates for the years ended December 31, 1995, 1994 and 1993, and we did not audit the financial statements for Park Avenue West I Limited Partnership and Park Avenue West II Limited Partnership (investees of the Partnership) for the year ended December 31, 1993 which statements represent total assets constituting $13,510,746 and $13,449,742 of combined total assets at December 31, 1995 and 1994, respectively, and net income (losses) of $129,637, $13,228 and $(229,326) of the combined net loss for the three years ended December 31, 1995, 1994 and 1993, respectively. The financial statements of these investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two holds a limited partnership interest as of December 31, 1995 and 1994 and the combined results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
March 13, 1996
Washington, D.C.

Independent Auditor's Report



Partners
Hurbell I Limited Partnership -
  Holly Oak Park Apartments
Reston, VA

We have audited the accompanying statement of financial position of Hurbell I Limited Partnership (Holly Oak Park Apartments), A Limited Partnership, FHA Project No. 053-44202-LDP-SUP, as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell I Limited Partnership (Holly Oak Apartments), A Limited Partnership, at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.




Russell, Thompson, Butler & Houston
Mobile, Alabama
January 20, 1996

Independent Auditor's Report



Partners
Hurbell I Limited Partnership -
  Holly Oak Park Apartments
Reston, VA

We have audited the accompanying statement of financial position of Hurbell I Limited Partnership (Holly Oak Park Apartments), A Limited Partnership, FHA Project No. 053-44202-LDP-SUP, as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell I Limited Partnership (Holly Oak Park Apartments), A Limited Partnership, at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



Russell, Thompson, Butler & Houston
Mobile, Alabama
January 21, 1995

Independent Auditor's Report



Partners
Hurbell I Limited Partnership -
  Holly Oak Park Apartments
Reston, VA

We have audited the accompanying statement of financial position of Hurbell I Limited Partnership (Holly Oak Park Apartments), A Limited Partnership, FHA Project No. 053-44202-LDP-SUP, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell I Limited Partnership (Holly Oak Park Apartments), A Limited Partnership, at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.




Russell, Thompson, Butler & Houston
Mobile, Alabama
January 15, 1994

Independent Auditors' Report


Partners
Kimberton Apartments Associates
Washington, D.C.

We have audited the accompanying statement of financial position of Kimberton Apartments Associates, FHA Project No. 032-44013-LD, A Limited Partnership, as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kimberton Apartments Associates as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





J. A. Plumer & Co., P.A.
Bethesda, Maryland
February 22, 1996

Independent Auditors' Report


Partners
Kimberton Apartments Associates
Washington, D.C.

We have audited the accompanying balance sheet of KIMBERTON APARTMENTS ASSOCIATES (A Limited Partnership), HUD Project No. 032-44013-LD, as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), of partners' deficit (deficiency) and of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KIMBERTON APARTMENTS ASSOCIATES (A Limited Partnership) as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





Goldenberg Rosenthal Friedlander
Jenkintown, Pennsylvania
January 18, 1995

Independent Auditors' Report


Partners
Kimberton Apartments Associates
Washington, D.C.

We have audited the accompanying statement of financial position of Kimberton Apartments Associates (a limited partnership), HUD Project No. 032-44013-LD, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kimberton Apartments Associates (a limited partnership) as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





Friedlander, Dunn & Company
Horsham, Pennsylvania
January 20, 1994

Independent Auditor's Report



Partners
Park Avenue West I
  Limited Partnership
Reston, VA

We have audited the accompanying statement of financial position of Park Avenue West I Limited Partnership, A Limited Partnership, FHA Project No. 042-55048-LDP, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Avenue West I Limited Partnership, A Limited Partnership, at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.




Russell, Thompson, Butler & Houston
Mobile, Alabama
January 22, 1994

Independent Auditor's Report



Partners
Park Avenue West II
  Limited Partnership
Reston, VA

We have audited the accompanying statement of financial position of Park Avenue West II Limited Partnership, A Limited Partnership, FHA Project No. 042-44021-LDP-SUP, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Avenue West II Limited Partnership, A Limited Partnership, at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.




Russell, Thompson, Butler & Houston
Mobile, Alabama
January 22, 1994

Independent Auditor's Report



Partners
Rodeo Drive
  Limited Partnership
Reston, VA

We have audited the accompanying statement of financial position of Rodeo Drive Limited Partnership (a California limited partnership), FHA Project No. 122-44452-LDP, as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rodeo Drive Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 1996 on our consideration of Rodeo Drive Limited Partnership's internal control structure.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.





Hansen, Hunter & Kibbee, P.C.
Portland, Oregon
January 12, 1996

Independent Auditor's Report



Partners
Rodeo Drive
  Limited Partnership
Reston, VA

We have audited the accompanying statement of financial position of Rodeo Drive Limited Partnership (a California limited partnership), FHA Project No. 122-44452-LDP, as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rodeo Drive Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 11, 1995 on our consideration of Rodeo Drive Limited Partnership's internal control structure and a report dated January 11, 1995 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.





Hansen, Hunter & Kibbee, P.C.
Portland, Oregon
January 11, 1995

Independent Auditor's Report



Partners
Rodeo Drive
  Limited Partnership
Reston, VA

We have audited the accompanying statement of financial position of Rodeo Drive Limited Partnership (a California limited partnership), FHA Project No. 122-44452-LDP, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rodeo Drive Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.




Hansen, Hunter & Kibbee, P.C.
Portland, Oregon
January 12, 1994

Independent Auditors' Report


Partners
Windsor Apartments Associates
Washington, D.C.

We have audited the accompanying statement of financial position of Windsor Apartments Associates, FHA Project No. 032-44012-LD-WAH-SUP, A Limited Partnership, as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Apartments Associates as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





J. A. Plumer & Co., P.A.
Bethesda, Maryland
February 16, 1996

Independent Auditors' Report


Partners
Windsor Apartments Associates
Washington, D.C.

We have audited the accompanying balance sheet of WINDSOR APARTMENTS ASSOCIATES (A Limited Partnership), HUD Project No. 032-44012-LD-WAH-SUP, as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), of partners' deficit (deficiency) and of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WINDSOR APARTMENTS ASSOCIATES (A Limited Partnership) as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





Goldenberg Rosenthal Friedlander
Jenkintown, Pennsylvania
January 18, 1995

Independent Auditors' Report


Partners
Windsor Apartments Associates
Washington, D.C.

We have audited the accompanying statement of financial position of Windsor Apartments Associates (a limited partnership), HUD Project No. 032-44012-LD-WAH-SUP, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Apartments Associates (a limited partnership) as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





Friedlander, Dunn & Company
Horsham, Pennsylvania
January 20, 1994

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF FINANCIAL POSITION

                                                                                      December 31,
                                                                         -------------------------------------
                                                                               1995                    1994
                                                                               ----                    ----
                                          ASSETS

Cash and cash equivalents                                                $  1,470,446             $    972,967
Accounts receivable, net (Note 3)                                             261,697                  335,066
Tenants' security deposits held in trust funds                                432,153                  434,567
Deposits                                                                        1,800                    1,800
Prepaid taxes and insurance                                                   188,671                  187,986
Deferred finance costs                                                         88,904                  100,938
Mortgage escrow deposits (Note 6)                                           3,394,676                3,019,617
Rental property, net (Notes 2, 5, and 11)                                  56,043,034               56,925,659
                                                                          -----------              -----------

                                                                         $ 61,881,381             $ 61,978,600
                                                                          ===========              ===========

                                    LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Accounts payable                                                       $    852,807             $  1,016,520
  Accrued interest on mortgage notes                                           25,137                   28,139
  Due to management agent - NHPMC (Note 10)                                    85,301                   87,059
  Accrued real estate taxes                                                   258,925                  214,021
  Due to partners (Note 8)                                                  2,020,900                1,959,418
  Accrued interest on partner loans (Note 8)                                1,270,044                1,015,796
                                                                          -----------              -----------

                                                                            4,513,114                4,320,953

Tenants' security deposits payable                                            427,409                  420,096

Deferred income                                                                53,838                   44,238

Deferred acquisition notes payable (Note 7)                                21,855,789               21,855,789

Accrued interest on deferred acquisition notes (Note 7)                    22,305,969               20,295,882

Mortgage notes payable (Note 6)                                            28,608,042               29,482,199

Partners' deficit                                                         (15,882,780)             (14,440,557)
                                                                          -----------              -----------

                                                                         $ 61,881,381             $ 61,978,600
                                                                          ===========              ===========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS



                                                                         Years Ended December 31,
                                                             ---------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
REVENUE:
  Rental income (Note 4)                                     $14,362,033      $13,821,247      $13,085,322
  Interest income                                                144,502           80,170           61,195
  Other income                                                   293,734          412,206          258,778
                                                              ----------       ----------       ----------

                                                              14,800,269       14,313,623       13,405,295
                                                              ----------       ----------       ----------

EXPENSES:
  Administrative expenses                                      1,012,712        1,082,061        1,047,348
  Utilities and operating expenses                             5,066,836        5,155,405        5,003,813
  Management and other services
    from related party (Note 10)                               1,388,078        1,306,241        1,254,225
  Salaries and related benefits
    to related party (Note 10)                                 1,596,548        1,645,273        1,329,607
  Depreciation and amortization                                2,280,329        2,251,206        2,127,183
  Taxes and insurance                                          1,693,177        1,694,317        1,561,717
  Financial expense - primarily
    interest (Note 6)                                            696,777          689,555          552,608
  Interest on acquisition notes (Note 7)                       2,010,088        2,010,089        2,010,087
  Annual partnership administrative
    fees to General Partner (Note 8)                             157,500          157,500          157,500
  Loss on reduction of carrying value
    of rental property (Note 11)                                     -          3,196,900           70,000
  Other entity expenses                                          105,307           32,845          926,054
                                                              ----------       ----------       ----------

                                                              16,007,352       19,221,392       16,040,142
                                                              ----------       ----------       ----------

NET LOSS                                                     $(1,207,083)     $(4,907,769)     $(2,634,847)
                                                              ==========       ==========       ==========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT


                              National
                               Housing           The
                             Partnership       National           NHP              NHP
                             Realty Fund        Housing        Investment       Investment
                                Two           Partnership      Partners I      Partners III         Total
                          ----------------    -----------      ----------      ------------         -----
Deficit at
 January 1, 1993           $ (5,511,266)        $(286,747)     $(905,210)          $(43,380)     $ (6,746,603)

   Distributions                (39,238)             (414)        (1,868)               -             (41,520)

   Net loss                  (2,586,434)          (23,970)       (22,167)            (2,276)       (2,634,847)
                            -----------          --------       --------            -------       -----------

Deficit at
 December 31, 1993           (8,136,938)         (311,131)      (929,245)           (45,656)       (9,422,970)

   Distributions               (103,778)           (1,098)        (4,942)               -            (109,818)

   Net loss                  (4,814,764)          (50,339)       (40,661)            (2,005)       (4,907,769)
                            -----------          --------       --------            -------       -----------

Deficit at
 December 31, 1994          (13,055,480)         (362,568)      (974,848)           (47,661)      (14,440,557)

 Reclassifications                  -               1,266         (1,266)               -                 -

   Distributions               (222,210)           (2,351)       (10,579)               -            (235,140)

   Net profit (loss)         (1,196,006)          (12,071)         2,987             (1,993)       (1,207,083)
                            -----------          --------       --------            -------       -----------

Deficit at
 December 31, 1995         $(14,473,696)        $(375,724)     $(983,706)          $(49,654)     $(15,882,780)
                            ===========          ========       ========            =======       ===========

Percentage interest at
 December 31, 1992,
 1993 and 1994                  (A)                (B)             (C)               (D)


(A) Holds a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships.
(B) Holds a 1% general partnership interest in twenty-one Local Limited Partnerships.
(C) Holds a 4.5% limited partnership interest (1% with respect to allocation of losses) in eighteen Local Limited Partnerships.
(D) Holds a 4.5% limited partnership interest (1% with respect to allocation of losses) in three Local Limited Partnerships.





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                           LOCAL LIMITED PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS


                                                                        Years Ended December 31,
                                                                -------------------------------------------
                                                                     1995           1994           1993
                                                                     ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Rental receipts                                              $14,247,811     $13,642,760    $12,910,552
   Interest receipts                                                147,989          71,434         62,974
   Other receipts                                                   432,856         260,566        287,541
   Administrative expenses paid                                    (623,205)       (688,255)      (688,604)
   Administrative salaries paid                                    (820,438)       (804,478)      (734,296)
   Management fees paid                                          (1,318,827)     (1,208,172)    (1,169,094)
   Computer and Accounting fee paid                                (157,756)       (138,406)      (145,423)
   Utilities paid                                                (2,236,040)     (2,255,893)    (2,183,552)
   Operating and maintenance expenses paid                       (2,621,676)     (2,825,279)    (2,500,519)
   Operating and maintenance payroll paid                        (1,193,198)     (1,180,413)      (914,377)
   Real estate taxes paid                                          (677,198)       (744,506)      (630,263)
   Payroll taxes paid                                              (183,746)       (186,403)      (160,912)
   Miscellaneous taxes paid                                         (37,865)        (24,036)       (29,649)
   Property insurance paid                                         (400,295)       (350,387)      (356,916)
   Miscellaneous insurance paid                                    (347,385)       (341,073)      (250,080)
   Interest on mortgage note paid                                  (294,432)       (423,817)      (403,976)
   Mortgage insurance premium paid                                 (138,581)       (140,735)      (144,394)
   Payment of partnership administrative fee to General Partner    (135,623)       (200,470)      (116,193)
   Payment of other partnership entity expenses                     (44,993)           (229)        (9,642)
   Interest on partner loans paid                                    (5,532)        (28,184)       (51,687)
   Miscellaneous financial expenses paid                             (3,530)         69,097         (1,848)
                                                                 ----------      ----------     ----------

     Net cash provided by rental operating activities             3,588,336       2,503,121      2,769,642

    Decrease in tenants' security deposits
     held in trust fund                                               1,976           1,224         11,925

  Increase (decrease) in tenants' security deposits payable           7,751          (9,570)       (12,287)
                                                                 ----------      ----------     ----------

    Net cash provided by operating activities                     3,598,063       2,494,775      2,769,280
                                                                 ----------      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Equipment purchases                                          (1,482,236)     (1,314,582)    (1,402,117)
    Payment to mortgage escrow deposits                          (2,910,958)     (2,548,625)    (2,195,092)
    Disbursements from mortgage escrow deposits                   2,583,241       2,216,917      2,052,323
    Interest earned on mortgage escrow deposits                     (56,332)        (30,169)       (24,082)
    (Increase) decrease in receivable from mortgagee               (108,675)         62,331        (73,912)
                                                                 ----------      ----------     ----------

    Net cash used in investing activities:                       (1,974,960)     (1,614,128)    (1,642,880)
                                                                 ----------      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal on mortgage notes                        (874,157)       (815,370)      (754,002)
    Distributions to partners                                      (235,140)       (109,818)       (41,520)
    Loans from partners                                                 -               -            9,642
    Repayment of loans from partners                                (13,802)        (35,652)       (28,645)
    Advance to another property                                         -               -           (5,287)
    Receivable from management agent                                 (2,525)            -              -
                                                                 ----------      ----------     ----------

     Net cash used in financing activities                       (1,125,624)       (960,840)      (819,812)
                                                                 ----------      ----------     ----------





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                           LOCAL LIMITED PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                                        Years Ended December 31,
                                                                ------------------------------------------
                                                                     1995           1994           1993
                                                                     ----           ----           ----
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       497,479         (80,193)       306,588

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                           972,967       1,053,160        746,572
                                                                 ----------      ----------     ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 1,470,446     $   972,967    $ 1,053,160
                                                                 ==========      ==========     ==========

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

  Net loss                                                      $(1,207,083)    $(4,907,769)   $(2,634,847)
                                                                 ----------      ----------     ----------
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation                                                2,280,329       2,251,206      2,127,183
      Mortgagor entity expenses                                   2,532,263       2,394,025      3,068,096
      Loss due to reduction in carrying value of
       rental property                                                  -         3,196,900         70,000
      Decrease (increase) in receivable from tenants, net            12,802          21,413        (20,439)
      Decrease (increase) in other receivable                        79,107        (123,835)        14,650
      Decrease (increase) in receivable for FHA subsidy              54,651          (9,227)        16,649
      Decrease (increase) in insurance proceeds receivable           41,055         (41,055)         8,149
      Decrease (increase) in interest receivable                      6,448          (7,774)            63
      (Increase) decrease in prepaid taxes and insurance               (685)         58,471         89,673
      Decrease in tenants' security deposits held in trust fund       1,976           1,224         11,925
      (Decrease) increase in trade payables                         (84,104)        (64,067)       126,014
      (Decrease) increase in excess rents due HUD                    (1,857)          5,333          1,397
      Decrease in accrued interest on mortgage note                  (2,733)         (5,008)          (791)
      Increase (decrease) in accrued real estate taxes               44,904         (13,595)        40,465
      Increase (decrease) in deferred revenue                        13,613         (28,455)        25,365
      (Decrease) increase due to management agent                    (1,758)         22,090        (16,727)
      Decrease (increase) in deferred costs                           7,532         (16,649)         -
      Increase (decrease) in tenants security deposits payable        7,751          (9,570)       (12,287)
      Payment of partnership administration fee                    (135,623)       (200,470)       (83,929)
      Payment of other partnership entity expenses                  (44,993)           (229)        (9,642)
      Payment of interest on partner loans                           (5,532)        (28,184)       (51,687)
                                                                 ----------      ----------     ----------

      Total adjustments                                           4,805,146       7,402,544      5,404,127
                                                                 ----------      ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       $ 3,598,063     $ 2,494,775    $ 2,769,280
                                                                 ==========      ==========     ==========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1. SUMMARY OF PARTNERSHIP ORGANIZATION, BASIS OF COMBINATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         National Housing Partnership Realty Fund Two (the Partnership) is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on January 22, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships (Local Limited Partnerships), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On April 30, 1985, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

         During 1985, the Partnership acquired limited partnership interests of 94.5% (98% with respect to losses) in twenty-one Local Limited Partnerships, nineteen of which were organized in 1984 to acquire and operate existing rental housing projects. The remaining two Local Limited Partnerships were formed in 1972 and 1973 to construct and operate rental housing projects. Eighteen of the Local Limited Partnerships were originally organized under Section 236 of the National Housing Act and three were originally organized under Section 221(d)(3)of the Act. As a limited partner in these Local Limited Partnerships, the Partnership does not exercise control or influence over the activities of the Local Limited Partnerships in accordance with the partnership agreements.

         Basis of Combination

         The combined financial statements include the accounts of the following twenty-one Local Limited Partnerships in which the Partnership holds a limited partnership interest:

         Caroline Arms Limited Partnership
         Esbro Limited Partnership
         Gulfway Limited Partnership
         Harold House Limited Partnership
         Hilltop Limited Partnership
         Hurbell I Limited Partnership
         Hurbell II Limited Partnership
         Hurbell III Limited Partnership
         Kimberton Apartments Associates Limited Partnership
         Mayfair Manor Limited Partnership
         Meadows Apartments Limited Partnership
         Meadows East Apartments Limited Partnership
         Menlo Limited Partnership
         Park Avenue West I Limited Partnership
         Park Avenue West II Limited Partnership
         Rockwell Limited Partnership
         Rodeo Drive Limited Partnership
         San Juan del Centro Limited Partnership
         Tinker Creek Limited Partnership
         West Oak Village Limited Partnership
         Windsor Apartments Associates Limited Partnership

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)





         Significant Accounting Policies

         The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Depreciation of buildings and improvements for eighteen of the Local Limited Partnerships is computed using the straight-line method assuming a 50-year life from the date of initial occupancy, whereas depreciation of buildings and improvements is computed using the straight-line method, assuming a 30-year life and 30% salvage value for the other three Local Limited Partnerships. Depreciation of equipment is calculated using accelerated methods over estimated useful lives of five to 27 years. Cash distributions are limited by the Regulatory Agreements between the partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. Deferred finance costs are amortized over the appropriate loan period on a straight-line basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         For purposes of the statements of cash flows, the Local Limited Partnerships consider all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

2.       CHANGE IN ESTIMATE

         During 1993, for eighteen of the Local Limited Partnerships, depreciation of the buildings has been computed using the straight-line method assuming a 50-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation of the building. Depreciation of the buildings in prior years was computed using the straight-line method, assuming a 30-year life and 30% salvage value. This change in the estimate of the life and salvage value of the buildings increased the combined net loss in 1993 by $154,158.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




3.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                                                   December 31,
                                                                         --------------------------------
                                                                           1995                     1994
                                                                           ----                     ----
         Due from tenants                                                $ 31,146                $ 57,671
         Insurance loss claims receivable                                     504                  41,055
         Housing assistance receivable (see Note 4)                        23,117                  77,768
         Due from management agent                                         52,662                  18,717
         Accrued interest receivable                                       12,220                  18,668
         Grant receivable                                                  14,138                 123,772
         Due from mortgagee                                               142,665                  24,999
         Other                                                              1,315                   2,208
                                                                          -------                 -------

                                                                          277,767                 364,858

         Less allowance for uncollectible accounts                        (16,070)                (29,792)
                                                                          -------                 -------

         Accounts receivable, net                                        $261,697                $335,066
                                                                          =======                 =======

4.       HOUSING ASSISTANCE AGREEMENTS

         The Federal Housing Administration (FHA) has contracted with nineteen rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the respective Local Limited Partnership on behalf of qualified tenants. The terms of the agreements are five years, with two or five-year renewal options. The agreements expire at various dates over the next nine years. Each Local Limited Partnership has an agreement in effect during 1996. Section 8 contracts for eight Local Limited Partnerships for a total of 426 units of the 2,289 units under contract at December 31, 1995 are scheduled to expire between June 1996 and September 1996. In January 1996, President Clinton signed into law H.R. 2880. This legislation includes a provision that requires HUD to provide a one-year renewal of Section 8 contracts scheduled to expire during the first nine months of 1996. Additionally, three Local Limited Partnerships have contracts for 279 units scheduled to expire in October and November 1996 and are not subject to automatic renewal. All other Section 8 contracts are scheduled to expire between 1997 and 2008. The Local Limited Partnerships received a total of $9,275,659, $8,828,089 and $8,077,144 in the form of housing assistance payments during 1995, 1994 and 1993, respectively, which is included in "Rental Income" on the combined statements of operations.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




5.       RENTAL PROPERTY

         Rental property consists of the following:

                                                                                   December 31,
                                                                       ------------------------------------
                                                                             1995                   1994
                                                                             ----                   ----
         Land                                                          $  5,836,000            $  5,836,000
         Buildings and improvements                                      65,236,002              65,086,542
         Equipment and furniture                                          8,930,377               7,686,632
                                                                        -----------             -----------

                                                                         80,002,379              78,609,174
         Less accumulated depreciation                                  (23,959,345)            (21,683,515)
                                                                        -----------             -----------

         Rental property, net                                          $ 56,043,034            $ 56,925,659
                                                                        ===========             ===========

6.       MORTGAGE NOTES PAYABLE

         The mortgage notes payable are insured by FHA and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 3% to 8.5% per annum. However, FHA, under an interest reduction contract with the eighteen Section 236 properties, makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year terms of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lenders.

         Under agreements with the mortgage lenders and FHA, the Local Limited Partnerships are required to make monthly escrow deposits for taxes, insurance, and reserves for the replacement of project assets and are subject to restrictions as to operating policies, rental charges, operating expenditures, and distributions to partners.

         Approximate maturities of mortgage notes payable for the next five years are as follows:

                                           1996          $   941,000
                                           1997            1,012,000
                                           1998            1,089,000
                                           1999            1,172,000
                                           2000            1,259,000

7.       DEFERRED ACQUISITION NOTES PAYABLE

         The deferred acquisition notes bear simple interest at rates of 9% or 10% per annum. These notes are nonrecourse and are collateralized by partnership interests in the Local Limited Partnerships. All principal and accrued interest are payable upon the earlier of the sale, transfer, or refinancing of the projects or dates ranging from December 1996 to December 1999. The notes for eighteen Local Limited Partnerships may be extended for periods ranging from three to five years. The notes may be prepaid in whole or in part at any time without penalty.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




         Maturities of deferred acquisition notes payable as of December 31, 1995 are as follows:

                    1996          $ 2,046,695
                    1997           11,279,284
                    1998              -
                    1999            8,529,810
                                   ----------

                                  $21,855,789
                                   ==========

8.       DUE TO PARTNERS

         The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, NHP, of $157,500 annually during 1995, 1994 and 1993. Payments of these fees are made to NHP without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1995, 1994 and 1993, the Local Limited Partnerships paid $135,623, $200,470, and $116,193, respectively. The balances owed to NHP for these fees were $841,716 and $819,610 at December 31, 1995 and 1994, respectively.

         During 1995 and 1994, NHP advanced $53,819 and $22,460 to seven and six Local Limited Partnerships for expenses incurred relating to potential sales or refinancing under the LIHPRHA program. The Local Limited Partnerships paid $10,952 and $3,370 in loans during 1995 and 1994, respectively, and $3,946, $26,388 and $47,687 in interest on these loans during 1995, 1994, and 1993, respectively. The balances owed to NHP by fourteen and six Local Limited Partnerships at December 31, 1995 and 1994, was $582,556 and $539,689. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%.

         During 1994, the Partnership advanced $6,673 to one Local Limited Partnership. No advances were made during 1995. Advances of $2,850 and $28,782 in 1995 and 1994, respectively, were repaid to the Partnership. In addition, accrued interest of $1,586 and $1,931 was paid in 1995 and 1994, respectively. At December 31, 1995 and 1994, the Partnership's net working capital advances amounted to $596,628 and $599,478, respectively. Interest is charged at the Chase Manhattan Bank prime interest rate plus 2%.

         During 1993, the Local Limited Partnerships revised their estimate of interest to be paid on amounts due to partners due to a trend in government initiatives providing economic incentives to owners of subsidized multifamily housing, which may someday result in refinancing opportunities and increased allowable distributions which would provide cash to pay interest. Accordingly, accrued interest of $850,997 owed on the above loans was recorded. Of this amount, $744,846 relates to periods prior to 1993 and $157,838 relates to 1993. Additionally, $51,687 of interest accrued prior to 1993 was paid in 1993. Interest of $227,462 and $192,983 was accrued in 1995 and 1994, respectively, and interest of $5,532 and $28,184 was paid during 1995 and 1994, respectively.

         All advances and accumulated interest will be paid in conformity with HUD and/or other regulatory requirements and applicable partnership agreements.

 9.      FEDERAL AND STATE INCOME TAXES

         The Local Limited Partnerships are not taxed on their income. The partners are taxed in their individual capacities upon their distributive share of the partnerships' taxable income and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




loss rule limitations. The taxable income or loss differs from amounts included in the statement of operations primarily because of different methods used in determining depreciation expense and interest on acquisition notes for tax purposes.

         For Federal income tax purposes, the Local Limited Partnerships compute depreciation of the buildings and improvements using the Accelerated Cost Recovery System (ACRS) and the Modified Accelerated Cost Recovery System (MACRS), while for financial statement purposes, depreciation is computed using the straight-line method, assuming a 30-year life and a 30% salvage value or a 50-year life. Rent received in advance is included as income in determining the taxable income or loss for Federal income tax purposes, while for financial statement purposes, it is considered a liability. In addition, interest expense on the acquisition notes payable by the Local Limited Partnerships is computed for Federal income tax purposes using the economic accrual method; while for financial statement purposes, interest is computed using a simple interest rate.

         A reconciliation follows:

                                                                         Years Ended December 31,
                                                             ----------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
Net loss per financial statements                            $(1,207,083)     $(4,907,769)     $(2,634,847)
Timing differences:
  Depreciation                                                (1,501,594)      (1,436,421)      (1,440,555)
  Interest on acquisition notes payable                         (398,098)        (248,976)        (125,828)
  Rent received in advance                                        (1,028)          (4,045)             500
  Accrued interest on partner loans                              253,872           62,670          850,977
  Loss on reduction of carrying value of rental property             -          3,196,900           70,000
  Other                                                          113,989          (69,324)           8,196
                                                              ----------       -----------      ----------

Loss per tax returns                                         $(2,739,942)     $(3,406,965)     $(3,271,557)
                                                              ==========       ===========      ==========

10.      RELATED PARTY TRANSACTIONS

         The General Partner of the Partnership is The National Housing Partnership (NHP). National Corporation for Housing Partnerships (NCHP) is the sole general partner of NHP. NHP is the sole general partner of the Local Limited Partnerships. NHP is also the sole general partner of NHP Investment Partners I and NHP Investment Partners III. NHP Investment Partners III, a limited partnership, holds a 4.5% limited partnership interest (1% with respect to losses) in Hurbell I Limited Partnership, Hurbell III Limited Partnership, and Hilltop Limited Partnerships. NHP Investment Partners I, a limited partnership, holds a 4.5% limited partnership interest (1% for allocation of losses) in the remaining eighteen Local Limited Partnerships. Prior to the admittance of the Partnership into the Local Limited Partnerships, NHP Investment Partners I and NHP Investment Partners III held a 1% general partnership interest and 98% limited partnership interest in the Local Limited Partnerships.

         An affiliate of the general partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by fifteen of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned $1,388,078, $1,306,241 and $1,254,225 for management fees and other services provided to the Local Limited Partnerships during 1995, 1994 and 1993, respectively. As of December 31, 1995 and 1994, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $85,301 and $87,059, respectively.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




         Personnel working at the project sites which are managed by NHPMC are NCHP employees, and therefore the projects reimburse NCHP for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 1995, 1994 and 1993 were approximately $1,597,000, $1,645,000 and $1,330,000, respectively. At December 31, 1995 and 1994, trade payables include $985 and $10,913, respectively, due to NCHP.

         Legal services amounting to $5,826 regarding tenant matters were provided to one of the Local Limited Partnerships in December 1994, by Ann S. Barker, Attorney at Law, a related party to Barker Management Incorporated the management agent for the project operated by that Local Limited Partnership.

11.      LOSS ON REDUCTION OF CARRYING VALUE OF RENTAL PROPERTY

         For operating real estate property, generally accepted accounting principles (GAAP) require that the Local Limited Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its property, plus cash projected to be received upon an assumed sale of the property (Net Realizable Value) is less than the net carrying value of the property. If such a shortfall exists, is material and is deemed to be other than temporary in nature, then a write-down equal to the shortfall would be warranted. The Local Limited Partnerships performs such evaluations on an ongoing basis.

         During 1994 and 1993, using a methodology consistent with GAAP, three and one of the Local Limited Partnerships determined that the net book value of its rental property exceeded the rental property's estimated net realizable value. As required by GAAP, the Partnership has recorded adjustments of $3,196,900 and $70,000, respectively, to reduce the carrying value of the rental properties to their estimated net realizable value.

         Additionally, regardless of whether a write-down of an individual property has been recorded or not, the carrying value of each of these properties may still exceed their fair market value as of December 31, 1995. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss. The Local Limited Partnerships, however, do not intend to sell the properties in the near future, but rather intend to continue to hold and operate them as rental properties.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting For the Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ending December 31, 1996 will require an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the coming amount exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. The Local Limited Partnerships have not estimated the effect of implementing the Statement. Adoption of the Statement for the year ending December 31, 1996 could require that an impairment loss be recognized which could have a significant impact (noncash) on the results of operations and financial position.

12.      NONCASH INVESTING ACTIVITY

         During 1995, five of the Local Limited Partnerships incurred costs in the aggregate of $133,008 for buildings and equipment which are included in trade payables as of December 31, 1995. Included in trade payables as of December 31, 1994 is $229,721 of such costs incurred by six of the Local Limited Partnerships.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)





13.      DRUG ELIMINATION GRANT PROGRAM

         One of the Local Limited Partnerships has entered into a grant agreement with HUD under the Drug Elimination Grant Program (the Program) to assist in the elimination of illegal drugs and the associated crime at the property. The grant agreement is dated September 1994. The total award amount of the grant is $172,493. During 1995 and 1994, respectively, the Partnership incurred $24,221 and $148,272 of costs under the Program of which $147,844 have been capitalized in rental property during 1994 and revenue in the amount of $24,221 and $148,272 under the Program is included in other revenue. The Partnership records any allowable unreimbursed expenses as a receivable and any funds received in excess of expenses as deferred revenue.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The mortgage notes payable are insured by the FHA and are secured by the rental property. The operations generated by the rental property are subject to various government rules, regulations and restrictions which make it impracticable to obtain the information to estimate the fair value of the mortgage notes and the partner loans and related accrued interest. For the deferred acquisition notes payable and related accrued interest, a reasonable estimate of fair value could not be made without incurring excessive costs. The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

15.      FUTURE OPERATIONS AND CASH FLOWS

         One of the Local Limited Partnerships, West Oak Village, continued existence as a going concern is dependent on the Local Limited Partnership's ability to pay principal and interest obligations under its deferred acquisition note or negotiate further amendments of the terms of the note.

         Management's intentions are to negotiate with the lender to extend or potentially buy the note at a discounted amount. Should the Local Limited Partnership default on the deferred acquisition note, the noteholders can assume all the interest in the Local Limited Partnership, and the partners in the Local Limited Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent on each partner's individual tax situation.

         The total assets, deficit, revenues and net loss of West Oak Village represent 7%, 9%, 6% and 19%, respectively, of the applicable amounts included in the accompanying combined financial statements as of December 31, 1995 and for the year then ended.