Form 10-Q
period 1996-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1996-05-13
CIK 762859

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

Yes   X         No
   ------          ------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                                           March 31,           December 31,
                                                                             1996                  1995
                                                                         -------------        ------------
                             ASSETS
                             ------
       Cash and cash equivalents                                         $    26,910           $    30,173
       Deposits held by escrow agents                                             28                    28
       Investments in and advances to
         Local Limited Partnerships (Note 2)                               4,308,691             4,227,334
                                                                          ----------            ----------

                                                                         $ 4,335,629           $ 4,257,535
                                                                          ==========            ==========

                LIABILITIES AND PARTNERS' DEFICIT
                ---------------------------------
       Liabilities:
           Due to General Partner (Note 3)                               $    27,700           $    27,700
           Deferred acquisition notes
            payable to General Partner                                     2,414,468             2,414,468
           Accrued interest on deferred
            acquisition notes payable to
            General Partner                                                2,636,903             2,576,541
           Accrued interest on Due to General Partner
            (Note 3)                                                           1,613                   860
           Administrative and reporting fees
            payable to General Partner (Note 3)                              995,046               960,734
           Other accrued expenses                                             51,710                41,710
                                                                          ----------            ----------

                                                                           6,127,440             6,022,013
                                                                          ----------            ----------
       Partners' deficit:
           General Partner -- The National
            Housing Partnership (NHP)                                       (173,007)             (172,734)
           Original Limited Partner --
            1133 Fifteenth Street Two Associates                            (177,907)             (177,634)
           Other Limited Partners -- 18,300
            investment units                                              (1,440,897)           (1,414,110)
                                                                          ----------            ----------
                                                                          (1,791,811)           (1,764,478)
                                                                          ----------            ----------
                                                                         $ 4,335,629           $ 4,257,535
                                                                          ==========            ==========



                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


                                                                            Three Months Ended
                                                                                 March 31,
                                                                      --------------------------------
                                                                           1996              1995
                                                                      --------------     -------------
    REVENUES:
        Share of income from Local Limited Partnerships                  $ 81,357            $ 87,318
        Distributions and repayments received in excess
          of investment in and advances to Local Limited
          Partnerships                                                       -                  7,449
        Interest income                                                     1,543                 656
                                                                          -------            --------

                                                                           82,900              95,423
                                                                          -------            --------



    COSTS AND EXPENSES:
        Administrative and reporting fees to General
          Partner (Note 3)                                                 34,312              34,312
        Interest on deferred acquisition notes to General
          Partner                                                          60,362              60,362
        Interest on due to General Partner                                    753               5,681
        Other operating expenses                                           14,806              11,614
                                                                          -------             -------

                                                                          110,233             111,969
                                                                          -------             -------

    NET LOSS                                                             $(27,333)           $(16,546)
                                                                          =======             =======

    NET LOSS ASSIGNABLE TO LIMITED
      PARTNERS                                                           $(26,787)           $(16,216)
                                                                          =======             =======

    NET LOSS PER LIMITED PARTNERSHIP
      INTEREST                                                           $     (1)           $     (1)
                                                                          =======             =======





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNERS' DEFICIT


                                            The National          1133
                                               Housing          Fifteenth           Other
                                             Partnership       Street Two          Limited
                                                (NHP)          Associates          Partners           Total
                                            ------------       ----------          --------           -----
    Deficit at January 1, 1996                  $(172,734)     $(177,634)         $(1,414,110)      $(1,764,478)
    Net loss -- three months
      ended March 31, 1996                           (273)          (273)             (26,787)          (27,333)
                                                 --------       --------           ----------        ----------

    Deficit at March 31, 1996                   $(173,007)     $(177,907)         $(1,440,897)      $(1,791,811)
                                                 ========       ========           ==========        ==========

    Percentage interest at
      March 31, 1996                                   1%             1%                  98%              100%
                                                 ========       ========           ==========        ==========
                                                      (A)            (B)                  (C)

   (A) General Partner
   (B) Original Limited Partner
   (C) Consists of 18,300 investments units of 0.00536% held by 1,299 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                               -----------------------------
                                                                                  1996              1995
                                                                               ------------     ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                                         $  1,543            $    656
     Operating expenses paid                                                     (4,806)            (18,605)
                                                                                -------             -------

     Net cash used in operating activities                                       (3,263)            (17,949)
                                                                                -------             -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Repayment of advances to Local Limited Partnerships                           -                  7,449
                                                                                -------             -------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (3,263)            (10,500)

 CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                                        30,173              44,627
                                                                                -------             -------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 26,910            $ 34,127
                                                                                =======             =======





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                           ------------------------------
                                                                               1996             1995
                                                                           ------------     -------------
 RECONCILIATION OF NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:

 Net loss                                                                    $(27,333)           $(16,546)
                                                                              -------             -------
 Adjustments to reconcile net loss to net cash used in
   operating activities:
     Repayment of advances to Local Limited Partnerships                          -                (7,449)
     Share of income from Local Limited Partnerships                          (81,357)            (87,318)
     Increase in accrued interest on deferred acquisition
      notes                                                                    60,362              60,362
     Increase in accrued interest on due to
      General Partner                                                             753               5,681
     Increase in administrative and reporting fees payable                     34,312              34,312
     Increase (decrease) in accrued expenses                                   10,000              (6,991)
                                                                              -------             -------

      Total adjustments                                                        24,070              (1,403)
                                                                              -------             -------

 Net cash used in operating activities                                       $ (3,263)           $(17,949)
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

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund Two's Annual Report filed in Form 10-K, as amended, for the year ended December 31, 1995.

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of March 31, 1996 and December 31, 1995, investments in nineteen of the twenty-one Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $409,671 and $423,162 of losses from these nineteen Local Limited Partnerships during the three months ended March 31, 1996 and 1995, respectively. As of March 31, 1996 and December 31, 1995, the Partnership has not recognized a total of $18,279,838 and $17,870,167, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by nineteen of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these nineteen Local Limited Partnerships, has been reduced to zero at March 31, 1996 and December 31, 1995. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances were made during the three months ended March 31, 1996 and 1995. Repayments of advances of $7,449 were made to the Partnership during the three months ended March 31, 1995, and were credited as income from operations. No repayments of advances were made during the three months ended March 31, 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $596,365 at March 31, 1996.

         The following are combined statements of operations for the three months ended March 31, 1996 and 1995, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS





                       COMBINED STATEMENTS OF OPERATIONS

                                          Three Months Ended
                                               March 31,
                                  ------------------------------------
                                       1996                 1995
                                  ---------------    -----------------
      Rental income                $3,664,956              $3,585,963
      Other income                     93,573                  85,987
                                  -----------               ---------


         Total income               3,758,529               3,671,950
                                  -----------               ---------



      Operating expenses            2,423,485               2,319,687
      Interest, taxes and
        insurance                   1,091,910               1,127,703
      Depreciation                    573,390                 563,959
                                  -----------               ---------


         Total expenses             4,088,785               4,011,349
                                  -----------               ---------


      Net loss                     $ (330,256)             $ (339,399)
                                    =========               =========


      National Housing
        Partnership Realty
        Fund Two share of
        losses                     $ (328,314)             $ (335,844)
                                    =========               =========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the three month periods ended March 31, 1996 and 1995, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $34,312 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership was $995,046 and $960,734 at March 31, 1996 and December 31, 1995, respectively.

         During the three month periods ended March 31, 1996 and 1995, no operating deficit funding or repayment activity occurred between the General Partner and the Partnership. The amount owed to the General Partner by the Partnership was $27,700 as of March 31, 1996 and December 31, 1995. Interest is charged on borrowings at the Chase Manhattan

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         Bank rate of prime plus 2%. Accrued interest on this loan as of March 31, 1996 and December 31, 1995, totaled $1,613 and $860, respectively.

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

Net cash used in operations for the three months ended March 31, 1996 was $3,263 as compared to $17,949 for the three months ended March 31, 1995. The decrease in cash used in operations resulted from a decrease in operating expenses paid during the three months ended March 31, 1996 compared to the three months ended March 31, 1995.

No working capital advances were made to the Local Limited Partnerships during the three months ended March 31, 1996 and 1995. Repayments of advances of $7,449 were made by one Local Limited Partnership to the Partnership during the three months ended March 31, 1995, and were credited as income from operations. No repayments of advances were made during the three months ended March 31, 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $596,365 at March 31, 1996. Future advances made to the nineteen Local Limited Partnerships' properties whose investments have been reduced to zero, will be charged to operations; likewise, future repayments from these properties will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1996, investments in nineteen Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the three months March 31, 1996 and 1995. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $26,910 at March 31, 1996. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1996, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

or refinancings of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 1996, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $995,046 for administrative and reporting services performed in addition to $27,700 advanced from the General Partner to fund working capital needs. The payment of these unpaid administrative and reporting fees as well as the advances, will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

NCHP was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. Virtually all of the Local Limited Partnership Properties may be eligible for these incentives; however, not all may benefit from the particular incentives provided for under LIHPRHA. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1996 fiscal year was recently approved and funding for LIHPRHA is limited. Management expects that funding for LIHPRHA is unlikely to be renewed in future fiscal years. Anticipating these developments, Notices of Intent to participate in the LIHPRHA program have been filed for Anderson Gardens, Esbro, Gulfway Manor, Holly Oak Park, Kimberton, Mayfair Manor, Meadows, Meadows East, Menlo Park, Rockwell Manor, Royal Oak Gardens, Tinker Creek and West Oak Village. However, with the exception of Gulfway Manor, Holly Oak Park, Kimberton, Rockwell Manor and Tinker Creek, all of the properties are in the early stages of processing under LIHPRHA and are not expected to receive incentives under the program. Of the properties which are in advanced stage of processing (Gulfway Manor, Holly Oak Park, Kimberton, Rockwell Manor and Tinker Creek), NHP is working to see if these can receive incentives under LIHPRHA, but there can be no assurances that these efforts will be successful. The ability of the Partnership to sell or refinance any of the Local Limited Partnership properties under LIHPRHA could be adversely affected by the aforementioned events (lack of program funding and likely termination of the LIHPRHA program after fiscal year 1996).

Nineteen of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the noteholders would re-assume both NHP's and the Partnership's interest in the Local Limited Partnerships. The note related to the acquisition of West Oak Village has a final maturity date in 1996. All of the other notes have final maturity

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                       (A MARYLAND LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate twenty-one rental housing properties. In prior years, results of operations of NHP Realty Fund Two were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Nineteen of the twenty-one investments in Local Limited Partnership's have been reduced to zero. As a result, the Partnership's operations are no longer being materially affected by its share of the operations from these nineteen partnerships. The Partnership has recorded its share of income in the remaining two Local Limited Partnership's which amounted to $81,357 and $87,318 for the three months ended March 31, 1996 and 1995, respectively.

The Partnership's net loss increased to $27,333 for the three months ended March 31, 1996 from a net loss of $16,546 for the three months ended March 31, 1995. Net loss per unit of limited partnership was $1 for the 18,300 units outstanding throughout both periods. The increase in net loss was primarily due to a decrease in the Partnership's share of income from the Local Limited Partnerships and a decrease in distributions and repayments received in excess of investment in and advances to Local Limited Partnerships. The Partnership did not recognize $409,671 of its allocated share of losses from nineteen Local Limited Partnerships for the three months ended March 31, 1996, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $7,530 between periods, primarily due to an increase in rental income, partially offset by an increase in operating expenses.

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



                          NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                          --------------------------------------------
                          (Registrant)


                          By:     The National Housing Partnership,
                                  its sole General Partner


                          By:     National Corporation for Housing
                                  Partnerships, its sole General Partner



May 13, 1996              By:                        /s/
- ------------                      ---------------------------------------------
                                  Jeffrey J. Ochs
                                  As Vice President, Finance and Accounting,
                                  and Chief Accounting Officer