Form 10-Q
period 1996-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1996-08-05
CIK 762859

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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


                               8065 LEESBURG PIKE
                                   SUITE 400
                             VIENNA, VIRGINIA 22182
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (703) 394-2400
              (Registrant's telephone number, including area code)


                             1225 EYE STREET, N.W.
                             WASHINGTON, D.C. 20005
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                                               June 30,           December 31,
                                                                                 1996                 1995
                                                                            -------------      ----------------

                                            ASSETS
                                            ------
                    Cash and cash equivalents                                $     11,018           $    30,173
                    Deposits held by escrow agents                                     28                    28
                    Investments in and advances to
                     Local Limited Partnerships (Note 2)                        4,377,683             4,227,334
                                                                               ----------            ----------

                                                                             $  4,388,729           $ 4,257,535
                                                                               ==========            ==========


                                  LIABILITIES AND PARTNERS' DEFICIT
                                  ---------------------------------

                    Liabilities:
                       Due to General Partner (Note 3)                       $     27,700           $    27,700
                       Deferred acquisition notes
                         payable to General Partner                             2,414,468             2,414,468
                       Accrued interest on deferred
                         acquisition notes payable to
                         General Partner                                        2,697,264             2,576,541
                       Accrued interest on Due to General Partner
                         (Note 3)                                                   2,379                   860
                       Administrative and reporting fees
                         payable to General Partner (Note 3)                    1,029,358               960,734
                       Other accrued expenses                                      22,000                41,710
                                                                               ----------            ----------
                                                                                6,193,169             6,022,013
                                                                               ----------            ----------
                    Partners' deficit:
                       General Partner -- The National
                         Housing Partnership (NHP)                               (173,134)             (172,734)
                       Original Limited Partner --
                         1133 Fifteenth Street Two Associates                    (178,034)             (177,634)
                       Other Limited Partners -- 18,300
                         investment units                                      (1,453,272)           (1,414,110)
                                                                               ----------            ----------
                                                                               (1,804,440)           (1,764,478)
                                                                               ----------            ----------
                                                                             $  4,388,729           $ 4,257,535
                                                                               ==========            ==========



                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


                                                  Three Months Ended              Six Months Ended
                                                        June 30,                      June 30,
                                                  -------------------             -------------------
                                                  1996         1995             1996          1995
                                                  ----         ----             ----          ----
 REVENUES:
    Share of income from
      Local Limited Partnerships                $ 68,992     $ 61,786       $  150,349     $  149,104
    Distributions and repayments
      received in excess of
      investment in and advances
      to Local Limited Partnerships               25,000        -               25,000          7,449
    Interest income                                   69          101            1,612            757
                                                 -------      -------        ---------      ---------

                                                  94,061       61,887          176,961        157,310
                                                 -------      -------        ---------      ---------


 COSTS AND EXPENSES:
    Administrative and reporting
      fees to General Partner (Note 3)            34,312       34,312           68,624         68,624
    Interest on deferred acquisition
      notes to General Partner                    60,361       60,362          120,723        120,724
    Interest on due to General Partner               766        5,996            1,519         11,677
    Other operating expenses                      11,251       13,236           26,057         24,850
                                                 -------      -------        ---------      ---------

                                                 106,690      113,906          216,923        225,875
                                                 -------      -------        ---------      ---------

 NET LOSS                                       $(12,629)    $(52,019)      $  (39,962)     $ (68,565)
                                                 =======      =======        =========      =========
 NET LOSS ASSIGNABLE TO
  LIMITED PARTNERS                              $(12,375)    $(50,977)      $  (39,162)     $ (67,193)
                                                 =======      =======        =========      =========
 NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                          $     (1)    $     (3)      $       (2)     $      (4)
                                                 =======      =======        =========      =========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNERS' DEFICIT


                                      The National          1133
                                         Housing         Fifteenth          Other
                                       Partnership       Street Two        Limited
                                          (NHP)          Associates        Partners          Total
                                      ------------       ----------        --------          -----
 Deficit at January 1, 1996               $(172,734)       $(177,634)     $(1,414,110)    $(1,764,478)

 Net loss -- six months
  ended June 30, 1996                          (400)            (400)         (39,162)        (39,962)
                                           --------         --------       ----------      ----------
 Deficit at June 30, 1996                 $(173,134)       $(178,034)     $(1,453,272)    $(1,804,440)
                                           ========         ========       ==========      ==========
 Percentage interest at
  June 30, 1996                                   1%              1%              98%            100%
                                           =========        ========       ==========      ==========
                                                 (A)             (B)              (C)

 (A) General Partner
 (B) Original Limited Partner
 (C) Consists of 18,300 investments units of 0.00536% held by 1,299 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS


                                                                                      Six Months Ended
                                                                                              June 30
                                                                                  ----------------------------
                                                                                    1996                1995
                                                                                    ----                ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Distributions received in excess of investment in and
      advances to Local Limited Partnerships                                       $ 25,000           $     -
    Interest received                                                                 1,612                757
    Operating expenses paid                                                         (45,767)           (40,450)
                                                                                    -------            -------

    Net cash used in operating activities                                           (19,155)           (39,693)
                                                                                    -------            -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Repayment of advances to Local Limited Partnerships                                 -                7,449
                                                                                    -------            -------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (19,155)           (32,244)

 CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                             30,173             44,627
                                                                                    -------            -------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 11,018           $ 12,383
                                                                                    =======            =======





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                   --------------------------------------
                                                                                        1996                      1995
                                                                                        ----                      ----
 RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:

 Net loss                                                                         $  (39,962)               $  (68,565)
                                                                                   ---------                 ---------
 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Repayment of advances to Local Limited Partnerships                                -                        (7,449)
    Share of income from Local Limited Partnerships                                 (150,349)                 (149,104)
    Increase in accrued interest on deferred acquisition
      notes                                                                          120,723                   120,724
    Increase in accrued interest on due to General Partner                             1,519                    11,677
    Increase in administrative and reporting fees payable                             68,624                    68,624
    Decrease in accrued expenses                                                     (19,710)                  (15,600)
                                                                                   ---------                 ---------

      Total adjustments                                                               20,807                    28,872
                                                                                   ---------                 ---------

 Net cash used in operating activities                                            $  (19,155)               $  (39,693)
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

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund Two's Annual Report filed in Form 10-K for the year ended December 31, 1995.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of June 30, 1996 and December 31, 1995, investments in nineteen of the twenty-one Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $724,472 and $769,928 of losses from these nineteen Local Limited Partnerships during the six months ended June 30, 1996 and 1995, respectively. As of June 30, 1996 and December 31, 1995, the Partnership has not recognized a total of $18,594,639 and $17,870,167, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by nineteen of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these nineteen Local Limited Partnerships, has been reduced to zero at June 30, 1996 and December 31, 1995. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances were made during the six months ended June 30, 1996 and 1995. Repayments of advances of $7,449 were made to the Partnership during the six months ended June 30, 1995, and were credited as income from operations. No repayments of advances were made during the six months ended June 30, 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $596,365 at June 30, 1996.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS





         The following are combined statements of operations for the three months and six months ended June 30, 1996 and 1995, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS

                                                    Three Months Ended June 30,               Six Months Ended June 30,
                                                    ---------------------------               -------------------------
                                                     1996                 1995                1996                1995
                                                     ----                 ----                ----                ----
          Rental income                         $3,583,598             $3,580,282         $7,248,554          $7,166,245
          Other income                             134,582                100,483            228,155             186,470
                                                 ---------              ---------          ---------           ---------

              Total income                       3,718,180              3,680,765          7,476,709           7,352,715
                                                 ---------              ---------          ---------           ---------

          Operating expenses                     2,294,438              2,318,966          4,717,923           4,638,653
          Interest, taxes and
           insurance                             1,065,344              1,073,308          2,157,254           2,201,011
          Depreciation                             604,183                576,951          1,177,573           1,140,910
                                                 ---------              ---------          ---------           ---------

              Total expenses                     3,963,965              3,969,225          8,052,750           7,980,574
                                                 ---------              ---------          ---------           ---------

          Net loss                              $ (245,785)            $ (288,460)        $ (576,041)         $ (627,859)
                                                 =========              =========          =========           =========

          National Housing
           Partnership Realty
           Fund Two share of
           losses                               $ (245,809)            $ (284,980)        $ (574,123)         $ (620,824)
                                                 =========              =========          =========           =========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the six month periods ended June 30, 1996 and 1995, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $68,624 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




         General Partner by the Partnership was $1,029,358 and $960,734 at June 30, 1996 and December 31, 1995, respectively.

         During the six months ending June 30, 1996 and 1995, no operating deficit funding or repayment activity occurred between the General Partner and the Partnership. The amount owed to the General Partner by the Partnership was $27,700 as of June 30, 1996 and December 31, 1995. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan as of June 30, 1996 and December 31, 1995, totaled $2,379 and $860, respectively.

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

Net cash used in operations for the six months ended June 30, 1996 was $19,155 as compared to $39,693 for the six months ended June 30, 1995. The decrease in cash used in operations resulted from a increase in distributions received from the Local Limited Partnerships, partially offset by an increase in operating expenses paid during the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

No working capital advances were made to the Local Limited Partnerships during the six months ended June 30, 1996 and 1995. Repayments of advances of $7,449 were made by one Local Limited Partnership to the Partnership during the six months ended June 30, 1995, and were credited as income from operations. No repayments of advances were made during the six months ended June 30, 1996. As of June 30, 1996, the combined amount carried by the Local Limited Partnerships, as due to the Partnership, amounted to $596,365. Future advances made to the nineteen Local Limited Partnerships' properties whose investments have been reduced to zero, will be charged to operations; likewise, future repayments from these properties will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1996, investments in nineteen Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the six months ended June 30, 1995. Cash distributions of $25,000 were received from one Local Limited Partnership during the six months ended June 30, 1996. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Cash and cash equivalents amounted to $11,018 at June 30, 1996. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 1996, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancings of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 1996, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $1,029,358 for administrative and reporting services performed in addition to $27,700 advanced from the General Partner to fund working capital needs. The payment of these unpaid administrative and reporting fees as well as the advances, will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

National Corporation for Housing Partnerships (NCHP) was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. When the appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1996 fiscal year was approved, funding for the program was limited. The appropriation for LIHPRHA for fiscal year 1996 was recently exhausted. None of the Local Limited Partnerships received incentives under the program. At this point, it is not clear whether LIHPRHA will receive funding from Congress in future fiscal years. Even if the program receives funding, it is not certain that any of the Local Limited Partnerships will receive incentives under LIHPRHA.

Nineteen of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the noteholders would re-assume both NHP's and the Partnership's interest in the Local Limited Partnerships. The note related to the acquisition of West Oak Village has a final maturity date in 1996. All of the other notes have final maturity dates between 1997 and 1999. The West Oak Village note finally matures on November 30, 1996. The General Partner is preparing to begin negotiating with the noteholders to extend the maturity date of the note. It is unknown at this time whether the noteholders will agree to extend the maturity date of the note. Should the noteholder declare the note in default at maturity on November 30, 1996 and proceed to foreclose, the Partnership may lose its interest in the Local Limited Partnership. A loss of interest in this Local Limited Partnership may cause the partners in the Partnership to incur adverse tax consequences.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS




Such tax consequences will be dependent on each partner's individual tax situation. There can be no assurance that the General Partner will be successful in its efforts to renegotiate the terms of this note.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate twenty-one rental housing properties. In prior years, results of operations of NHP Realty Fund Two were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Nineteen of the twenty-one investments in Local Limited Partnership's have been reduced to zero. As a result, the Partnership's operations are no longer being materially affected by its share of the operations from these nineteen partnerships. The Partnership has recorded its share of income in the remaining two Local Limited Partnership's which amounted to $150,349 and $149,104 for the six months ended June 30, 1996 and 1995, respectively.

The Partnership's net loss decreased to $39,962 for the six months ended June 30, 1996 from a net loss of $68,565 for the six months ended June 30, 1995. Net loss per unit of limited partnership interest decreased to $2 from $4 for the 18,300 units outstanding throughout both periods. The decrease in net loss was primarily due to an increase in distributions and repayments received in excess of investment in and advances to Local Limited Partnerships, and a decrease in interest due to the General Partner. The Partnership did not recognize $724,472 of its allocated share of losses from nineteen Local Limited Partnerships for the six months ended June 30, 1996, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $46,701 between periods, primarily due to an increase in rental income, partially offset by an increase in operating expenses.

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



                             NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                             --------------------------------------------
                             (Registrant)


                             By:     The National Housing Partnership,
                                     its sole General Partner


                             By:     National Corporation for Housing
                                     Partnerships, its sole General Partner



August 5, 1996               By:                      /s/
- --------------                       --------------------------------------
                                     Jeffrey J. Ochs
                                     As Vice President and Chief Accounting
                                       Officer