Form 10-Q
period 1996-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1996-11-12
CIK 762859

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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
                        STATEMENTS OF FINANCIAL POSITION

                                                                             September 30,
                                                                                 1996             December 31,
                                                                              (Unaudited)             1995
                                                                             ------------         -------------

                                                              ASSETS
                                                              ------

                    Cash and cash equivalents                                $     39,170          $     30,173
                    Deposits held by escrow agents                                     28                    28
                    Investments in and advances to
                     Local Limited Partnerships (Note 2)                        4,357,171             4,227,334
                                                                              -----------           -----------
                                                                             $  4,396,369          $  4,257,535
                                                                              ===========           ===========
                                                  LIABILITIES AND PARTNERS' DEFICIT
                                                  ---------------------------------

                    Liabilities:
                       Due to General Partner (Note 3)                       $      -              $     27,700
                       Deferred acquisition notes
                         payable to General Partner                             2,414,468             2,414,468
                       Accrued interest on deferred
                         acquisition notes payable to
                         General Partner                                        2,757,626             2,576,541
                       Accrued interest on Due to General Partner
                         (Note 3)                                                   -                       860
                       Administrative and reporting fees
                         payable to General Partner (Note 3)                      984,491               960,734
                       Other accrued expenses                                      30,000                41,710
                                                                              -----------           -----------
                                                                                6,186,585             6,022,013
                                                                              -----------           -----------
                    Partners' deficit:
                       General Partner -- The National
                         Housing Partnership (NHP)                               (172,991)             (172,734)
                       Original Limited Partner --
                         1133 Fifteenth Street Two Associates                    (177,891)             (177,634)
                       Other Limited Partners -- 18,300
                         investment units                                      (1,439,334)           (1,414,110)
                                                                              -----------           -----------
                                                                               (1,790,216)           (1,764,478)
                                                                              -----------           -----------
                                                                             $  4,396,369          $  4,257,535
                                                                              ===========           ===========


                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                              -----------------------         -----------------------
                                                 1996          1995             1996             1995
                                                 ----          ----             ----             ----

 REVENUES:
    Share of income from
      Local Limited Partnerships               $   1,337     $ 48,194         $151,686      $ 197,298
    Distributions and repayments
      received in excess of
      investment in and advances
      to Local Limited Partnerships              120,914        -              145,914          7,449
    Interest income                                1,012          403            2,624          1,160
                                                 -------      -------          -------       --------

                                                 123,263       48,597          300,224        205,907
                                                 -------      -------          -------       --------

 COSTS AND EXPENSES:
    Administrative and reporting
      fees to General Partner (Note 3)            34,312       34,312          102,936        102,936
    Interest on deferred acquisition
      notes to General Partner                    60,362       60,361          181,085        181,085
    Interest on due to General Partner                68        6,100            1,587         17,777
    Other operating expenses                      14,297       10,877           40,354         35,727
                                                 -------      -------          -------       --------

                                                 109,039      111,650          325,962        337,525
                                                 -------      -------          -------       --------

 NET PROFIT (LOSS)                             $  14,224     $(63,053)        $(25,738)     $(131,618)
                                                 =======      =======          =======       ========
 NET PROFIT (LOSS)
  ASSIGNABLE TO LIMITED
  PARTNERS                                     $  13,938     $(61,793)        $(25,224)     $(128,986)
                                                 =======      =======          =======       ========
 NET PROFIT (LOSS) PER
  LIMITED PARTNERSHIP
  INTEREST                                     $       1     $     (3)        $     (1)     $      (7)
                                                 =======      =======          =======       ========




                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                        The National          1133
                                           Housing         Fifteenth          Other
                                         Partnership       Street Two        Limited
                                            (NHP)          Associates        Partners          Total
                                        ------------       ----------        --------          -----

 Deficit at January 1, 1996               $(172,734)       $(177,634)     $(1,414,110)    $(1,764,478)

 Net loss -- nine months
  ended September 30, 1996                     (257)            (257)         (25,224)        (25,738)
                                           --------         --------       ----------      ----------

 Deficit at September 30, 1996            $(172,991)       $(177,891)     $(1,439,334)    $(1,790,216)
                                           ========         ========       ==========      ==========
 Percentage interest at
  September 30, 1996                              1%              1%              98%            100%
                                           =========       =========       ==========      ==========
                                                 (A)             (B)              (C)

 (A) General Partner
 (B) Original Limited Partner
 (C) Consists of 18,300 investments units of 0.00536% held by 1,299 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                          September 30
                                                                                -----------------------------
                                                                                  1996                1995
                                                                                  ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions from Local Limited Partnerships                                $ 21,849            $    -
   Distributions received in excess of investment in and
     advances to Local Limited Partnerships                                      142,476                 -
   Interest received                                                               2,624               1,160
   Payment of administrative and reporting fees
     to General Partner                                                          (79,179)                -
   Operating expenses paid                                                       (52,064)            (42,327)
   Payment of interest on partner loans                                           (2,447)                -
                                                                                --------             -------

   Net cash provided by (used in) operating activities                            33,259             (41,167)
                                                                                --------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of advances to Local Limited Partnerships                             3,438               7,449
                                                                                --------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of advances from General Partner                                    (27,700)                -
                                                                                --------             -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 8,997             (33,718)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                          30,173              44,627
                                                                                --------             -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 39,170            $ 10,909
                                                                                ========             =======





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                          --------------------------------
                                                                             1996                 1995
                                                                             ----                 ----

 RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:

 Net loss                                                                 $  (25,738)           $(131,618)
                                                                           ---------             --------

 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Repayment of advances to Local Limited Partnerships                       (3,438)              (7,449)
    Share of income from Local Limited Partnerships                         (151,686)            (197,298)
    Distributions from Local Limited Partnerships                             21,849                -
    Increase in accrued interest on deferred acquisition
      notes                                                                  181,085              181,085
    (Decrease) increase in accrued interest on due to
      General Partner                                                           (860)              17,777
    Increase in administrative and reporting fees payable                     23,757              102,936
    Decrease in accrued expenses                                             (11,710)              (6,600)
                                                                           ---------             --------

      Total adjustments                                                       58,997               90,451
                                                                           ---------             --------

 Net cash provided by (used in) operating activities                      $   33,259           $  (41,167)
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

         BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund Two's Annual Report filed in Form 10-K for the year ended December 31, 1995.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of September 30, 1996 and December 31, 1995, investments in nineteen of the twenty-one Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $1,127,954 and $1,422,389 of losses from these nineteen Local Limited Partnerships during the nine months ended September 30, 1996 and 1995, respectively. As of September 30, 1996 and December 31, 1995, the Partnership has not recognized a total of $18,998,121 and $17,870,167, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by nineteen of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these nineteen Local Limited Partnerships, has been reduced to zero at September 30, 1996 and December 31, 1995. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances were made during the nine months ended September 30, 1996 and 1995. Repayments of advances of $3,438 and $7,449 were made to the Partnership during the nine months ended September 30, 1996 and 1995, and were credited as income from operations. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $592,927 at September 30, 1996.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS





         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. This Statement requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. The Partnership's initial implementation of this Statement during 1996 did not have any effect on its results of operations for the nine months ended September 30, 1996, or its financial position.

         One of the properties owned by the Partnership (Kimberton Apartments) was eligible to receive financial incentives under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). The appropriation for the Department of Housing and Urban Development ("HUD") (which administers LIHPRHA) for the 1997 fiscal year was recently approved and is insufficient to meet existing program demand. As part of this appropriation, Congress directed HUD to suspend processing of any property which has not received approval of a sale or refinancing under LIHPRHA as of the date of enactment of the appropriation, which occurred on September 26, 1996. Kimberton Apartments had not received approval of a sale or refinancing under the program within the requisite timeframe and, therefore, will not receive financial incentives under LIHPRHA. As a result, the carrying value of the property may exceed its fair value. In light of this recent development, the Partnership is evaluating the impact of this legislation on the fair value of Kimberton Apartments. The result may require an impairment loss be recognized which could have a significant impact (non-cash) on the Partnership' results of operations and financial position. Such a loss would be recorded in the quarter ending December 31, 1996 and, therefore, would be shown in the Partnership's annual financial statements as of and for the year ending December 31, 1996.

         The following are combined statements of operations for the three months and nine months ended September 30, 1996 and 1995, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS






                                             COMBINED STATEMENTS OF OPERATIONS
                                             ---------------------------------

                                             Three Months Ended September 30,          Nine Months Ended September 30,
                                             --------------------------------          -------------------------------
                                                 1996                 1995                1996                1995
                                                 ----                 ----                ----                ----

             Rental income                    $3,638,898            $3,615,199         $10,887,452         $10,781,444
             Other income                        118,116                79,360             346,271             265,830
                                               ---------             ---------          ----------          ----------

                Total income                   3,757,014             3,694,559          11,233,723          11,047,274
                                               ---------             ---------          ----------          ----------

             Operating expenses                2,430,526             2,551,207           7,148,449           7,189,860
             Interest, taxes and
               insurance                       1,122,043             1,160,318           3,279,297           3,361,329
             Depreciation                        615,546               597,811           1,793,119           1,738,721
                                               ---------             ---------          ----------          ----------

                Total expenses                 4,168,115             4,309,336          12,220,865          12,289,910
                                               ---------             ---------          ----------          ----------

             Net loss                         $ (411,101)           $ (614,777)        $  (987,142)        $(1,242,636)
                                               =========             =========          ==========          ==========

             National Housing
               Partnership Realty
               Fund Two share of
               losses                         $ (402,145)           $ (604,267)        $  (976,268)        $(1,225,091)
                                               =========             =========          ==========          ==========

(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the nine month periods ended September 30, 1996 and 1995, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $102,936 for services provided to the Partnership. During the nine months ended September 30, 1996, the Partnership paid $79,179 to the General Partner for these fees. No payments were made to the General Partner for these fees during the nine months ended September 30, 1995. The amount due the General Partner by the Partnership was $984,491 and $960,734 at September 30, 1996 and December 31, 1995, respectively.

         During the nine months ended September 30, 1996, the Partnership repaid $27,700 of advances from the General Partner and $2,447 of accrued interest on these advances. During the nine months ending September 30, 1995, no operating deficit funding or

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




         repayment activity occurred between the General Partner and the Partnership. The amount owed to the General Partner by the Partnership was zero as of September 30, 1996 and $27,700 as of December 31, 1995. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan was zero as of September 30, 1996 and $860 as of December 31, 1995.

         The accrued administrative and reporting fees payable to the General Partner will be paid only as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

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

Net cash provided by operations for the nine months ended September 30, 1996 was $33,259 as compared to net cash used in operations of $41,167 for the nine months ended September 30, 1995. The increase in cash provided by operations resulted from an increase in distributions received from the Local Limited Partnerships, partially offset by an increase in operating expenses paid and the payment of administrative and reporting fees to the General Partner during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

No working capital advances were made to the Local Limited Partnerships during the nine months ended September 30, 1996 and 1995. Repayments of advances of $3,438 and $7,449 were made by two and one Local Limited Partnership to the Partnership during the nine months ended September 30, 1996 and 1995, respectively, and were credited as income from operations. As of September 30, 1996, the combined amount carried by the Local Limited Partnerships, as due to the Partnership, amounted to $592,927. Future advances made to the nineteen Local Limited Partnerships' properties whose investments have been reduced to zero, will be charged to operations; likewise, future repayments from these properties will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1996, investments in nineteen Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. Cash distributions of $164,325 were received from six Local Limited Partnerships during the nine months ended September 30, 1996. There were no cash distributions during the nine months ended September 30, 1995. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS




Cash and cash equivalents amounted to $39,170 at September 30, 1996. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 1996, is dependent upon the future receipt of distributions from the Local Limited Partnerships, General Partner advances, or proceeds from sales or refinancings of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at September 30, 1996, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $984,491 for administrative and reporting services performed. The payment of these unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

National Corporation for Housing Partnerships (NCHP) was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1997 fiscal year was recently approved and is insufficient to meet existing program demand. As part of this appropriation, Congress directed HUD to suspend processing of any property which had not received approval of a sale or refinancing under LIHPRHA as of the date of enactment of the appropriation, which occurred on September 26, 1996. None of the Local Limited Partnerships received approval of a sale or refinancing under the program within the requisite timeframe and, therefore, none are expected to receive incentives under LIHPRHA in the future. This could have a negative impact on the Partnership's future available capital resources.

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate twenty-one rental housing properties. In prior years, results of operations of NHP Realty Fund Two were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued interest on deferred acquisition notes which are noncash in nature. Nineteen of the twenty-one investments in Local Limited Partnership's have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations from these nineteen partnerships. The Partnership has recorded its share of income in the remaining two Local Limited Partnership's which amounted to $151,686 and $197,298 for the nine months ended September 30, 1996 and 1995, respectively.

The Partnership's net loss decreased to $25,738 for the nine months ended September 30, 1996 from a net loss of $131,618 for the nine months ended September 30, 1995. Net loss per unit of limited partnership interest decreased to $1 from $7 for the 18,300 units outstanding throughout both periods. The decrease in net loss was primarily due to an increase in distributions and repayments received in excess of investment in and advances to Local Limited Partnerships, and a decrease in interest due to the General Partner partially offset by a decrease in the Partnership's share of income from Local Limited Partnerships. The Partnership did not recognize $1,127,954 of its allocated share of losses from nineteen Local Limited Partnerships for the nine months ended September 30, 1996, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $248,823 between periods, primarily due to an increase in rental income and a decrease in operating expenses.

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



                        NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        --------------------------------------------
                        (Registrant)


                        By:     The National Housing Partnership,
                                its sole General Partner


                        By:     National Corporation for Housing
                                Partnerships, its sole General Partner



November 7, 1996        By:                        /s/
----------------                ----------------------------------------------
                                Jeffrey J. Ochs
                                As Vice President and Chief Accounting Officer