Form 10-K
period 1996-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1997-03-27
CIK 762859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                  ANNUAL REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


 For the fiscal year ended December 31, 1996 ............... Commission file number 0-14458
                           -----------------                                        -------



  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO (A MARYLAND LIMITED PARTNERSHIP)
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                      MARYLAND                               52-1365317
                      --------                               ----------
           (State or other Jurisdiction of                (I.R.S. Employer
           incorporation or organization)                Identification No.)

        8065 LEESBURG PIKE, VIENNA, VIRGINIA                    22182
        ------------------------------------                    -----
      (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:                      (703) 394-2400
                                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:              NONE
                                                                         ----

Securities registered pursuant to Section 12(g) of the Act:              18,300 LIMITED PARTNERSHIP INTERESTS
                                                                         ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes X   No
                                          ---     ---

The registrant is a partnership. Accordingly, no voting stock is held by non-affiliates of the registrant.

Documents incorporated by reference.   NONE
                                       ----

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                          1996 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                     PART I


                                                                           Page
                                                                           ----

Item 1.   Business                                                           2
Item 2.   Properties                                                         7
Item 3.   Legal Proceedings                                                  7
Item 4.   Submission of Matters to a Vote of Security Holders                7


                                     PART II

Item 5.   Market for the Registrant's Partnership
                   Interests and Related Partnership Matters                 8
Item 6.   Selected Financial Data                                            8
Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       9
Item 8.   Financial Statements and Supplementary Data                       13
Item 9.   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                   32

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                33
Item 11.  Executive Compensation                                            35
Item 12.  Security Ownership of Certain Beneficial
                   Owners and Management                                    35
Item 13.  Certain Relationships and Related Transactions                    36


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                      36

                                     PART I

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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

          The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

           SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
     IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO HAS AN INVESTMENT


                                                  Financed,       Units Authorized       Units Occupied as a
                                                Insured and          for Rental       Percentage of Total Units as
    Property Name, Location and     Number       Subsidized       Assistance Under               of
        Partnership Name            of Units        Under           Section 8 (C)         December 31, 1996
  ------------------------------   ---------   --------------     ----------------        -----------------


Anderson Gardens                      200            (A)                 200                       82%
Anderson, South Carolina
  (Hurbell II Limited Partnership)

Caroline Arms                         204            (A)                 161                       99%
Jacksonville, Florida
  (Caroline Arms Limited
  Partnership)

Esbro                                 100            (A)                  99                       99%
Tucson, Arizona
  (Esbro Limited Partnership)

Gulfway Manor                         151            (A)                 151                      100%
Corpus Christie, Texas
  (Gulfway Limited Partnership)

Harold House                           80            (A)                  80                      100%
Jacksonville, Florida
  (Harold House Limited
  Partnership)

Hilltop                               105            (A)                  55                       92%
Hickory, North Carolina
  (Hilltop Limited Partnership)

Holly Oak                             100            (A)                  94                       93%
Shelby, North Carolina
  (Hurbell I Limited Partnership)

Kimberton                             165            (A)                 165                       99%
Newark, Delaware
  (Kimberton Apartments
  Associates Limited Partnership)


                                                  Financed,       Units Authorized       Units Occupied as a
                                                Insured and          for Rental       Percentage of Total Units as
    Property Name, Location and     Number       Subsidized       Assistance Under               of
        Partnership Name            of Units        Under           Section 8 (C)         December 31, 1996
  ------------------------------   ---------   --------------     ----------------        -----------------



Mayfair                                140            (A)                 139                      99%
Tucson, Arizona
  (Mayfair Manor Limited
  Partnership)

Meadows                                110            (B)                   0                     100%
Sparks, Nevada
  (Meadows Apartments Limited
  Partnership)

Meadows East                           200            (A)                  63                      96%
Sparks, Nevada
  (Meadows East Apartments
  Limited Partnership)

Menlo Park                             110            (A)                 109                     100%
Tucson, Arizona
  (Menlo Limited Partnership)

Park Avenue West I                      80            (B)                   0                      99%
Mansfield, Ohio
  (Park Avenue West I
  Limited Partnership)

Park Avenue West II                     80            (A)                  32                      97%
Mansfield, Ohio
  (Park Avenue West II Limited
  Partnership)

Rockwell Manor                         125            (A)                 125                     100%
Brownsville, Texas
  (Rockwell Limited Partnership)

Rodeo Drive                             99            (A)                  98                      99%
Victorville, California
  (Rodeo Drive Limited Partnership)

Royal Oak Gardens                      100            (B)                 100                      95%
Kannapolis, North Carolina
  (Hurbell III Limited Partnership)

San Juan del Centro                    150            (A)                 150                      99%
Boulder, Colorado
  (San Juan Del Centro Limited
  Partnership)

Tinker Creek                           100            (A)                  99                     100%
Roanoke, Virginia
  (Tinker Creek Limited Partnership)

West Oak Village                       200            (A)                 200                      95%
Tulsa, Oklahoma
  (West Oak Village Limited
  Partnership)

Windsor Apartments                     169            (A)                 169                      98%
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

          The following tables indicates the year within the Section 8 rent subsidy contracts expire:

                                                                 Subsidized Units            Subsidized Units
                                                                   Expiring as a               Expiring as a
                                           Number               Percentage of Total            Percentage of
                                          of Units               Subsidized Units              Total Units
                                          --------              -------------------          ----------------

                         1997              1,011                         44%                       37%
                         1998                742                         32%                       27%
                         1999                423                         18%                       15%
                         2000                  4                          1%                        1%
                   Thereafter                109                          5%                        4%
                                           -----                        ---                       ---

                        Total              2,289                        100%                       84%
                                           =====                        ===                       ===

          Of the contracts above expiring during 1997, contracts for 578 units expire prior to September 30, 1997. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts.

          The contracts covering the remaining 433 units expire in October and November, 1997. It is uncertain whether the agreement will be renewed, as well as contracts expiring after 1997, and if so, on what terms.

          For the past several years, various proposals have been advanced by HUD, the Congress and others proposing the restructuring of the Section 8. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's HAP Contract, with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

          Congress has not yet accepted any of these restructuring proposals and instead has elected to renew expiring Section 8 HAP Contracts for one year terms, generally at existing rents. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

          During 1995 and 1994, three Local Limited Partnerships entered into grant agreements with HUD under the Drug Elimination Grant Program (the Program) to assist in the elimination of illegal drugs and the associated crime at the properties. The grant agreements are dated September 1994, and June and July 1995. The total award amount of the grants is $422,493. During 1996, 1995 and 1994, the Partnerships incurred $78,691, $24,221 and $148,272 of costs under the Program of which $194,034 has been capitalized in rental property during 1996, 1995 and 1994. Drug Elimination Grant revenue in the amount of $62,223, $24,221 and $148,272 is included in other revenue in the accompanying Local Limited Partnerships' combined statements of operations.

          In December 1996, a fire occurred at the Meadows East project site. The fire damages and loss of rents were estimated to be $277,500. Management believes that all damages will be recovered through insurance proceeds less a $2,500 deductible. As of December 31, 1996, no adjustments related to the fire have been reflected in the financial statements (see Note 16 to the Local Limited Partnership's combined financial statements).

          Operations at all other Properties were generally satisfactory during the period.

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

          As discussed in Note 7 to the Local Limited Partnerships' combined financial statements, nineteen of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owner of each Property. With the exception of West Oak Village, these notes will reach final maturity between 1997 and 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

          The West Oak Village note finally matured on November 30, 1996. The General Partner is negotiating with the note holders to extend the maturity date of the note to protect the interests of the Partnership. In addition (as discussed in Note 15 to the combined financial statements of the Local Limited Partnerships), the deferred acquisition notes of eight of the other Local Limited Partnerships mature during 1997. Due to the weakness in the rental market conditions where some of the Properties are located, the General Partner believes the amount due on the deferred acquisition notes may likely exceed the value to be obtained through sale or refinancing opportunities. The General Partner intends to continue negotiations with the note holders to extend the maturity date of the notes and/or to structure an arrangement under which both the note holders and the partners can receive a financial benefit by having the eligible Properties participate in sale or refinancing opportunities. Should no agreement be reached and the notes mature without sufficient funds from sale or refinancing to repay the notes, the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

          The following details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance and deferred acquisition notes and accrued interest on each Property for each of the Local Limited Partnerships as of December 31, 1996:


                                    NHP Realty Fund Two         Cost of                          Deferred
                                        Percentage             Ownership       Mortgage     Acquisition Notes and
     Partnership                         Ownership              Interest        Notes         Accrued Interest
     -----------                         ---------              --------        -----         ----------------

Caroline Arms L.P.                         94.5%               $  868,269     $2,028,817         $3,453,837
Esbro L.P.                                 94.5%                  569,295        978,996          2,525,397
Gulfway L.P.                               94.5%                  861,291      1,122,856          2,864,171
Harold House L.P.                          94.5%                  363,546        805,751          1,326,266
Hilltop L.P.                               94.5%                  552,599      1,131,839          1,710,464
Hurbell I L.P.                             94.5%                  376,641      1,146,000          1,266,097
Hurbell II L.P.                            94.5%                  786,764      1,639,725          3,145,455
Hurbell III L.P.                           94.5%                  409,426        957,074          1,439,510
Kimberton Apts. Assoc. L.P.                94.5%                2,077,958      1,917,852            (a)-
Mayfair Manor L.P.                         94.5%                  811,879      1,383,253          3,468,946
Meadows Apts. L.P.                         94.5%                  579,168        735,549          2,414,984
Meadows East Apts. L.P.                    94.5%                1,095,270      2,377,757          3,317,548
Menlo L.P.                                 94.5%                  574,781        992,696          2,666,226
Park Avenue West I L.P.                    94.5%                  327,968        538,904          1,548,998
Park Avenue West II L.P.                   94.5%                  418,944        661,316          1,154,519
Rockwell L.P.                              94.5%                  637,739      1,304,297          2,302,525
Rodeo Drive L.P.                           94.5%                  599,734      1,146,637          2,187,629
San Juan del Centro L.P.                   94.5%                  799,100      1,696,963          3,036,108
Tinker Creek L.P.                          94.5%                  523,202      1,020,884          2,082,161
West Oak Village L.P.                      94.5%                1,057,843      1,636,413          4,267,881
Windsor Apts. Assoc. L.P.                  94.5%                2,117,081      2,444,216            (a)-

(a)Deferred acquisition notes on this property are held by the Partnership and not by the Local Limited Partnership.


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

          (b) As of December 31, 1996, there were 1,297 registered holders of limited partnership interests (in addition to 1133 Fifteenth Street Two Associates - See Item 1).

          (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 1996.

Item 6.   Selected Financial Data

                                                                      Year Ended December 31,
                                                 --------------------------------------------------------------------------
                                                    1996            1995              1994          1993            1992
                                                    ----            ----              ----          ----            ----
Share of income (losses) from
   Local Limited Partnerships (A)                $   35,643      $  257,939      $  134,558     $   64,689      $   (6,410)

Loss on investment in Local
   Limited Partnerships                                 -               -            (6,673)      (627,979)           -

Other revenue and expenses:
    Distribution in excess of
      investment in Local Limited
      Partnerships and interest
      income                                        148,662         217,816         113,508         21,388           5,851
    Partnership operating expenses                 (432,008)       (451,515)       (457,308)      (455,718)       (436,632)
                                                 ----------      ----------      ----------     ----------      ----------

Net (loss) profit                                $ (247,703)     $   24,240      $ (215,915)    $ (997,620)     $ (437,191)
                                                 ==========      ==========      ==========     ==========      ==========

(Loss) profit per unit of limited partnership
   interest based on units outstanding
   during the period                             $      (13)     $        1      $      (12)    $      (55)     $      (24)
                                                 ==========      ==========      ==========     ==========      ==========

Total assets, at December 31                     $4,278,523      $4,257,535      $4,029,679     $3,907,927      $4,518,814
                                                 ==========      ==========      ==========     ==========      ==========

Long-term debt - deferred
   acquisition notes payable and
   related accrued interest                      $5,232,456      $4,991,009      $4,749,562     $4,508,116      $4,266,669
                                                 ==========      ==========      ==========     ==========      ==========

Cash distributions per unit of
    limited partnership interest                 $     -         $      -        $     -        $     -         $     -
                                                 ==========      ==========      ==========     ==========      ==========

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in Local Limited Partnerships. As a result, during 1996, 1995, 1994, 1993 and 1992, $3,251,206, $1,453,945, $4,942,486, $2,022,792, and $1,728,255,
          respectively, of losses from seventeen, nineteen, nineteen, nineteen and nineteen Local Limited Partnerships, have not been recognized by the Partnership. During 1996, the Partnership's share of profits in two Local Limited Partnerships in the amount of $156,104 was offset against prior year losses not taken.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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

          Nineteen of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the note holders would re-assume both NHP's and the Partnership's interests in the Local Limited Partnerships.

          The West Oak Village note finally matured on November 30, 1996. The General Partner is negotiating with the note holders to extend the maturity date of the note to protect the interests of the Partnership. In addition (as discussed in Note 15 to the combined financial statements of the Local Limited Partnerships), the deferred acquisition notes of eight of the other Local Limited Partnerships mature during 1997. Due to the weakness in the rental market conditions where some of the Properties are located, the General Partner believes the amount due on the deferred acquisition notes may likely exceed the value to be obtained through sale or refinancing opportunities. The General Partner intends to continue negotiations with the note holders to extend the maturity date of the notes and/or to structure an arrangement under which both the note holders and the partners can receive a financial benefit by having the eligible Properties participate in sale or refinancing opportunities. Should no agreement be reached and the notes mature without sufficient funds from sale or refinancing to repay the notes, the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

          All other notes have final maturity dates in 1999.

          During 1996, 1995 and 1994, the Partnership repaid borrowings of $27,700, $170,111 and $6,001 to NHP. At December 31, 1996 and 1995, the
Partnership owed zero and $27,700, respectively, to NHP. In 1996, 1995 and 1994, $2,447, $32,097 and $66,998 of interest owed was paid to NHP. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Interest accrued for the years ended December 31, 1996, 1995 and 1994 was $1,587, $22,769 and $21,359, respectively. At December 31, 1996 and 1995, the
Partnership owed NHP interest of zero and $860, respectively.

          During 1994, the Partnership advanced a total of $6,673 to three Local Limited Partnerships for payment of expenses related to the LIHPRHA program and for working capital. No advances were made during 1996 and 1995. Advances of $3,438, $8,583 and $29,648 were repaid to the Partnership in 1996, 1995 and 1994, respectively. In addition, accrued interest of $793, $1,586 and $1,796 was received in 1996, 1995 and 1994, respectively.

          In prior years, NHP had advanced funds to the Local Limited Partnerships pursuant to its now expired operating deficit guarantee commitment. No such advances were made during 1996. During 1995 and 1994, NHP advanced $53,819 and $22,460 to seven and six Local Limited Partnerships, respectively, for expenses incurred relating to potential sales or refinancing under the LIHPRHA program. The Local Limited Partnerships paid $38,163, $10,952 and $3,370 in loans during 1996, 1995 and 1994, respectively, and $212,729, $3,946 and $26,388 in interest on these loans during 1996, 1995, and 1994, respectively. The balances owed to NHP by nine and twelve Local Limited Partnerships at December 31, 1996 and 1995, was $544,622 and $582,785. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%.

          Net cash provided by operations for the year ended December 31, 1996, was $31,485 as compared to $147,209 in 1995 and to net cash used in operations of $8,065 in 1994. The decrease in cash provided by operations from 1996 to 1995 resulted from a decrease in distributions received from the Local Limited Partnerships, and by the payment of administration and reporting fees to the General Partner. The increase in cash provided by operations from

1995 to 1994 was primarily the result of an increase in distributions received from the Local Limited Partnerships, and a decrease in the payment of interest on partner loans.

          Distributions in excess of investment in Local Limited Partnerships and distributions from Local Limited Partnerships typically represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, certain investments' carrying values have been reduced to zero. For investments in Local Limited Partnerships which have been reduced to zero, cash distributions received are recorded in revenues as distributions in excess of investment in Local Limited Partnerships. For investments in Local Limited Partnerships which have not been reduced to zero, cash distributions received are recorded as distributions from Local Limited Partnerships in the statements of cash flows and reduce the Partnership's investment on the statement of financial position. Cash distributions totaling $164,326, $222,210 and $103,778 were received from six, four and four Local Limited Partnerships, respectively, during the years ended December 31, 1996, 1995 and 1994, respectively. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

          Cash amounted to $37,396 at December 31, 1996. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at December 31, 1996 is dependent on distributions received from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying Properties. The combined underlying operations of the Local Limited Partnerships are projected to generate sufficient excess cash in the form of distributions to continue to fund the operations of the Partnership. However, should the operations of one or more Properties deteriorate, the Partnership may not have the financial capability to support those Properties without assistance from the General Partner. The General Partner is not required to provide funding to the Partnership. Therefore, there can be no assurance that the Partnership or its underlying Properties will have sufficient cash in the future.

          As of December 31, 1996, the Partnership owes the General Partner $1,018,803 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees is predicated on the operations and/or sale or refinancing of the underlying Properties of the Local Limited Partnerships.

Results of Operations

          The Partnership invested as a limited partner in Local Limited Partnerships which operate twenty-one rental housing properties. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued deferred acquisition note interest expense which are noncash in nature. As of December 31, 1996 and 1995, the Partnership had no carrying basis in nineteen of the Local Limited Partnerships and therefore reflected no results of operations, for its share of losses for these Local Limited Partnerships.

          The Partnership incurred a net loss of $247,703 in 1996 compared to a net profit of $24,240 in 1995. Net loss per unit of limited partnership interest decreased to $13 in 1996 from a net profit of $1 in 1995 for the 18,300 units outstanding throughout both years. This was primarily due to a decrease in the Partnership's share of income and distributions in excess of investment in Local Limited Partnerships. The Partnership did not recognize $3,251,206 of its allocated share of losses from seventeen Local Limited Partnerships, as the Partnership's net book investment in them was reduced to zero prior to 1996
(see Note 3 to the Partnership's financial statements). During 1996, the Partnership's share of profits of two Local Limited Partnerships in the amount of $156,104 was offset against prior year losses not taken. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $1,899,096 between years. This increase was the primary result of two of the Local Limited Partnerships recognizing impairment losses on their rental property in the amount of $1,625,000 in 1996 (see Note 3 to the Partnership's financial statements).

          The Partnership's net profit increased to $24,240 in 1995 from a net loss of $215,915 in 1994. Net profit per unit of limited partnership interest increased to $1 in 1995 from a net loss per unit of $12 in 1994 for the 18,300 units outstanding throughout both years. This increase was primarily due to an increase in the Partnership's share of income from Local Limited Partnerships and distributions received in excess of investment in Local Limited Partnerships. Additionally, the Partnership did not recognize $1,453,945 of its allocated share of losses from nineteen Local Limited Partnerships, as the Partnership's net book investment in them was reduced to zero prior to 1996 (see Note 3 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased by $3,618,759 between years. This decrease was primarily the result of an increase in rental income and a decrease in losses on reduction of carrying value of rental property.

          In December 1996, a fire occurred at the Meadows East project site. The fire damages and lost rents are estimated to be $277,500. Management believes that all damages will be recovered through insurance proceeds less a $2,500 deductible. As of December 31, 1996, no adjustments related to the fire have been reflected in the financial statements (see Note 16 to the Local Limited Partnership's combined financial statements).

Item 8. Financial Statements and Supplementary Data

          The financial statements and supplemental schedule of the Partnership are included on pages 13 through 30 of this report.

Independent Auditors' Report


To The Partners of
  National Housing Partnership Realty Fund Two
Vienna, VA


We have audited the accompanying statements of financial position of National Housing Partnership Realty Fund Two (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1996, and the supporting schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Hurbell I Limited Partnership and Rodeo Drive Limited Partnership (investees of the Partnership) for the years ended December 31, 1996, 1995 and 1994 and did not audit Kimberton Apartments Associates Limited Partnership and Windsor Apartments Associates Limited Partnership for the years ended December 31, 1995 and 1994. The Partnership's investment of zero and $4,227,334 in the net assets of these investees as of December 31, 1996 and 1995, respectively, and of zero, $257,939 and $134,558 in the net income of these investees for the years ended December 31, 1996, 1995 and 1994, are included in the accompanying financial statements. The financial statements of these investees were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund Two as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Washington, D.C.
March 3, 1997

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                              A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION


                                                                    December 31,
                                                            --------------------------
                                                                1996            1995
                                                                ----            ----

                                     ASSETS
Cash and cash equivalents (Note 2)                          $    37,396    $    30,173
Deposits held by escrow agents                                        -             28
Investments in and advances to Local Limited
  Partnerships (Note 3)                                       4,241,127      4,227,334
                                                            -----------    -----------

                                                            $ 4,278,523    $ 4,257,535
                                                            ===========    ===========

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Due to General Partner (Note 4)                          $         -    $    27,700
   Accrued interest on partner loans (Note 4)                         -            860
   Other accrued expenses                                        39,445         41,710
   Administrative and reporting fees
    payable to General Partner (Note 4)                       1,018,803        960,734
   Deferred acquisition notes
    payable to General Partner (Note 5)                       2,414,468      2,414,468
   Accrued interest on deferred
    acquisition notes payable
    to General Partner (Note 5)                               2,817,988      2,576,541
                                                            -----------    -----------

                                                              6,290,704      6,022,013
                                                            -----------    -----------
Partners' deficit:
   General Partner - The National
    Housing Partnership (NHP)                                  (175,211)      (172,734)
   Original Limited Partner - 1133
    Fifteenth Street Two Associates                            (180,111)      (177,634)
   Other Limited Partners - 18,300
    investment units                                         (1,656,859)    (1,414,110)
                                                            -----------    -----------

                                                             (2,012,181)    (1,764,478)
                                                            -----------    -----------

                                                            $ 4,278,523    $ 4,257,535
                                                            ===========    ===========

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS



                                                                               Years Ended December 31,
                                                                   -----------------------------------------------
                                                                       1996               1995              1994
                                                                   ----------         ---------          ---------
REVENUE:
    Share of income from Local Limited
      Partnerships (Note 3)                                        $   35,643         $ 257,939          $ 134,558
    Distribution in excess of investment in
      Local Limited Partnership                                       145,914           215,161            111,577
    Interest income                                                     2,748             2,655              1,931
                                                                   ----------         ---------          ---------

                                                                      184,305           475,755            248,066
                                                                   ----------         ---------          ---------

COSTS AND EXPENSES:
    Loss on investment in Local Limited
      Partnerships (Note 3)                                             -                 -                  6,673
    Administrative and reporting fees to
      General Partner (Note 4)                                        137,248           137,248            137,248
    Interest on deferred acquisition notes to
      General Partner (Note 5)                                        241,447           241,447            241,447
    Interest on partner loans (Note 4)                                  1,587            22,769             21,359
    Other operating expenses                                           51,726            50,051             57,254
                                                                   ----------         ---------          ---------

                                                                      432,008           451,515            463,981
                                                                   ----------         ---------          ---------

NET (LOSS) PROFIT                                                  $ (247,703)        $  24,240          $(215,915)
                                                                   ==========         =========          =========
ALLOCATION OF NET LOSS:
    General Partner - NHP                                          $   (2,477)        $     242          $  (2,159)
    Original Limited Partner - 1133
      Fifteenth Street Two Associates                                  (2,477)              242             (2,159)
    Other Limited Partners - 18,300
      investment units                                               (242,749)           23,756           (211,597)
                                                                   ----------         ---------          ---------

                                                                   $ (247,703)        $  24,240          $(215,915)
                                                                   ==========         =========          =========

NET (LOSS) PROFIT PER LIMITED
  PARTNERSHIP INTEREST                                             $      (13)        $       1          $     (12)
                                                                   ==========         =========          =========

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                              A LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' DEFICIT



                                           The National           1133
                                              Housing           Fifteenth           Other
                                            Partnership         Street Two         Limited
                                               (NHP)            Associates         Partners                Total
                                               -----            ----------         --------                -----

Deficit at January 1, 1994                    $(170,817)         $(175,717)      $(1,226,269)          $(1,572,803)

    Net (loss)                                   (2,159)            (2,159)         (211,597)             (215,915)
                                               --------           --------         ---------             ---------

Deficit at December 31, 1994                   (172,976)          (177,876)       (1,437,866)           (1,788,718)

    Net profit                                      242                242            23,756                24,240
                                               --------           --------         ---------             ---------

Deficit at December 31, 1995                   (172,734)          (177,634)       (1,414,110)           (1,764,478)

    Net (loss)                                   (2,477)            (2,477)         (242,749)             (247,703)
                                               --------           --------         ---------             ---------

Deficit at December 31, 1996                  $(175,211)         $(180,111)      $(1,656,859)          $(2,012,181)
                                               ========           ========         =========             =========

Percentage interest at
   December 31, 1994, 1995
   and 1996                                       1%                 1%                98%
                                                  ===                ===               ===

                                                  (A)                (B)               (C)
                                                  ===                ===               ===


(A)       General Partner
(B)       Original Limited Partner
(C) Consists of 18,300 investment units held by 1,297 investors. Each unit represents a .0054% ownership interest.


                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                                  Years Ended December 31,
                                                                       ---------------------------------------------
                                                                           1996              1995            1994
                                                                       ----------         ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions from Local Limited Partnerships                       $   21,850         $   15,632      $   21,850
   Distributions received in excess of investment in
    Local Limited Partnership                                             142,476            206,578          81,929
   Interest received                                                        2,748              2,790           1,796
   Payment of administrative and reporting fees to
    General Partner                                                       (79,179)             -               -
   Operating expenses paid                                                (53,963)           (45,694)        (46,642)
   Payment of interest on partner loans                                    (2,447)           (32,097)        (66,998)
                                                                       ----------         ----------      ----------

   Net cash provided by (used in) operating activities                     31,485            147,209          (8,065)
                                                                       ----------         ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Local Limited Partnerships                                   -                  -              (6,673)
   Repayment of loans to Local Limited Partnerships                         3,438              8,583          29,648
                                                                       ----------         ----------      ----------

   Net cash provided by investing activities                                3,438              8,583          22,975
                                                                       ----------         ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of advances from General Partner                             (27,700)          (170,111)         (6,001)
                                                                       ----------         ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                7,223            (14,319)          8,909

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               30,173             44,492          35,583
                                                                       ----------         ----------      ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $   37,396         $   30,173      $   44,492
                                                                       ==========         ==========      ==========


                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (CONTINUED)


                                                                               Years Ended December 31,
                                                                   -----------------------------------------------
                                                                      1996              1995               1994
                                                                   ----------         ---------        -----------
RECONCILIATION OF NET (LOSS) PROFIT TO
  NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
Net (loss) profit                                                   $(247,703)        $  24,240          $(215,915)
                                                                   ----------         ---------        -----------
Adjustments to reconcile net profit (loss) to net cash
  provided by (used in) operating activities:
Loss on investment in Local Limited Partnerships                        -                 -                  6,673
Share of income from Local Limited Partnerships                       (35,643)         (257,939)          (134,558)
Decrease (increase) in interest receivable                              -                   135               (135)
Repayment of advances to Local Limited Partnerships                    (3,438)           (8,583)           (29,648)
Distributions from Local Limited Partnerships                          21,850            15,632             21,850
Decrease in deposits held by escrow agents                                 28             -                  -
Increase in administrative and reporting fees
  payable to General Partner                                           58,069           137,248            137,248
Increase in accrued interest on acquisition notes
  to General Partner                                                  241,447           241,447            241,446
Increase (decrease) in accrued expenses                                (2,265)            4,357             10,612
Decrease in accrued interest on partner loans                            (860)           (9,328)           (45,638)
                                                                   ----------         ---------        -----------

  Total adjustments                                                   279,188           122,969            207,850
                                                                   ----------         ---------        -----------

Net cash provided by (used in) operating activities                 $  31,485         $ 147,209          $  (8,065)
                                                                   ==========         =========        ===========


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

          Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions or plus the Partnership's share of the Local Limited Partnerships' profits (see Note 3). An investment account is maintained for each of the limited partnership investments and losses are not taken once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year received. Advances to Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

          For purposes of the Statement of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


2.        CASH AND CASH EQUIVALENTS

          Cash and cash equivalents consist of the following:

                                                                                            December 31,
                                                                                 ----------------------------------
                                                                                  1996                       1995
                                                                                 -------                    -------
          Cash in demand accounts                                                $   938                    $   457
          Money Market account                                                    36,458                     29,716
                                                                                 -------                    -------

                                                                                 $37,396                    $30,173
                                                                                 =======                    =======

3.        INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

          The Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships:
Meadows Apartments Limited Partnership, Esbro Limited Partnership, Rodeo Drive Limited Partnership, Menlo Limited Partnership, Mayfair Manor Limited Partnership, Hurbell I Limited Partnership, Hurbell II Limited Partnership, Hurbell III Limited Partnership, Tinker Creek Limited Partnership, Rockwell Limited Partnership, Meadows East Apartments Limited Partnership, Kimberton Apartments Associates Limited Partnership, San Juan del Centro Limited Partnership, Gulfway Limited Partnership, Caroline Arms Limited Partnership, Hilltop Limited Partnership, Harold House Limited Partnership, Park Avenue West I Limited Partnership, West Oak Village Limited Partnership, Park Avenue West II Limited Partnership, and Windsor Apartments Associates Limited Partnership. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions or plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. As a result, the Partnership did not recognize $3,251,206, $1,453,945 and $4,942,486 of losses from seventeen, nineteen and nineteen Local Limited Partnerships during 1996, 1995 and 1994, respectively. During 1996, the Partnership's share of profits in two Local Limited Partnerships in the amount of $156,104 was offset against prior year losses not taken. As of December 31, 1996 and 1995, the Partnership has not recognized $20,965,269 and $17,870,167, respectively, of its allocated cumulative share of losses from nineteen Local Limited Partnerships in which its investment has been reduced to zero.

          During 1994, the Partnership advanced $6,673 to three Local Limited Partnerships for payment of expenses related to the LIHPRHA program and for working capital. No advances were made during 1996 and 1995. Advances of $3,438, $8,583 and $29,648 were repaid to the Partnership in 1996, 1995 and 1994, respectively. In addition, accrued interest of $793, $1,586 and $1,796 was received in 1996, 1995 and 1994, respectively. During 1993 the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations (shown as "Loss on Investment in Local Limited Partnerships" in the Statements of Operations) to reflect a portion of the previously unrecognized losses on investments.

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

          Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1996 and 1995, and the combined results of operations for each of the three years in the period ended December 31, 1996, are as follows:


                           COMBINED FINANCIAL POSITION
                        OF THE LOCAL LIMITED PARTNERSHIPS

                                                                                            December 31,
                                                                               -------------------------------------
                                                                                    1996                     1995
                                                                               ------------             ------------
Assets:
   Land                                                                        $  5,836,000             $  5,836,000
   Buildings and improvements,
    net of accumulated depreciation of
    $26,297,619 and $23,959,345 and
    impairment losses on rental property of
    $4,891,900 and $3,266,900                                                    47,500,704               50,207,034
   Other                                                                          6,263,481                5,838,347
                                                                               ------------             ------------

                                                                               $ 59,600,185             $ 61,881,381
                                                                               ============             ============

Liabilities and Partners' Deficit
   Liabilities:
    Mortgage notes payable                                                     $ 27,667,795             $ 28,608,042
    Acquisition notes payable                                                    21,855,789               21,855,789
    Other liabilities                                                            29,247,825               27,300,330
                                                                               ------------             ------------

                                                                                 78,771,409               77,764,161

   Partners' Deficit:
    National Housing Partnership
      Realty Fund Two                                                           (17,697,483)             (14,473,697)
    Other partners                                                               (1,473,741)              (1,409,083)
                                                                               ------------             ------------

                                                                               $ 59,600,185             $ 61,881,381
                                                                               ============             ============

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)



                         COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS

                                                                             Years Ended December 31,
                                                                 -------------------------------------------------
                                                                     1996               1995               1994
                                                                 ------------      ------------       ------------
Revenue                                                           $14,911,882       $14,800,269        $14,313,623
                                                                 ------------      ------------       ------------

Expenses:
   Operating expenses                                              11,418,900        10,914,851         11,040,797
   Financial expenses - primarily interest                            622,798           802,084            722,400
   Interest on acquisition notes                                    2,016,964         2,010,088          2,010,089
   Depreciation and amortization                                    2,342,774         2,280,329          2,251,206
   Impairment loss on rental property                               1,625,000             -              3,196,900
                                                                 ------------      ------------       ------------

                                                                   18,026,436        16,007,352         19,221,392
                                                                 ------------      ------------       ------------

Net loss                                                          $(3,114,554)      $(1,207,083)       $(4,907,769)
                                                                 ============      ============       ============

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

          The following tables indicates the year within the Section 8 rent subsidy contracts expire:

                                                                 Subsidized Units            Subsidized Units
                                                                   Expiring as a               Expiring as a
                                           Number               Percentage of Total            Percentage of
                                          of Units               Subsidized Units              Total Units
                                          --------               ----------------              -----------
                         1997              1,011                         44%                       37%
                         1998                742                         32%                       27%
                         1999                423                         18%                       15%
                         2000                  4                          1%                        1%
                   Thereafter                109                          5%                        4%
                                           -----                        ---                        --

                        Total              2,289                        100%                       84%
                                           =====                        ===                        ==

          Of the contracts above expiring during 1997, contracts for 578 units expire prior to September 30, 1997. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


          The contract covering the remaining 433 units expires in October and November, 1997. It is uncertain whether the agreement will be renewed, as well as the remaining contracts that expire after 1997, and if so, on what terms.

          For the past several years, various proposals have been advanced by HUD, the Congress and others proposing the restructuring of the Section 8. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's HAP Contract, with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

          Congress has not yet accepted any of these restructuring proposals and instead has elected to renew expiring Section 8 HAP Contracts for one year terms, generally at existing rents. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

          Depreciation of the buildings and improvements for seventeen of the Local Limited Partnerships is computed on a straight-line method assuming a 50-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation, whereas the depreciation of the buildings and improvements for three Local Limited Partnerships is computed using the straight-line method assuming a 30-year life and a 30% salvage value. Depreciation for one Local Limited Partnership is computed using the straight-line method, assuming a 40-year life. Depreciation of equipment is calculated using accelerated methods over estimated useful lives of five to 27 years.

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

          Deferred acquisition notes of $21,855,789 at both December 31, 1996 and 1995 bear simple interest at rates of 9% or 10% per annum. These notes are collateralized by security interests in all partnership interests of the Local Limited Partnerships. All principal and accrued interest are payable upon the earlier of the sale, transfer or refinancing of the project or dates ranging from November 1996 to December 1999. The notes may be prepaid in part or in whole at any time without penalty.

          Nine of the Local Limited Partnerships continued existence as a going concern is dependent on the Local Limited Partnerships' ability to pay principal and interest obligations under their deferred acquisition notes or negotiate further amendments of the terms of the notes. One note, in the amount of $4,267,881 which includes accrued interest, became due during 1996. The remaining eight notes, in the amount of $21,641,958 including accrued interest as of

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


December 31, 1996, will become due in 1997. The total assets, deficit, revenues and net loss of these Local Limited Partnerships with deferred acquisition notes due in 1996 and 1997, represent 49%, 76%, 51% and 28%, respectively, of the applicable amounts included in the accompanying combined financial statements as of December 31, 1996 and for the year then ended. As a result, resources available to the Partnership, primarily in the form of distributions, would be reduced if the Partnership were to lose its interest in the Local Limited Partnerships. NHP's intentions are to extend the deferred acquisition notes relating to these Local Limited Partnerships or renegotiate its terms with the lenders. However, there can be no assurance that NHP will be successful in achieving either of these alternatives.

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ended December 31, 1996 required an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

          Park Avenue West II and Hilltop Limited Partnerships recognized impairment losses (noncash) on their rental property in the amounts of $600,000 and $1,025,000, respectively. The Local Limited Partnerships used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value. The impairment losses had no impact on the Partnership's operations since its investment in Park Avenue II and Hilltop Limited Partnership had been reduced to zero in a prior year.

          Prior to 1996 and the Statement, generally accepted accounting principles (GAAP) required that the Local Limited Partnerships evaluate whether it was probable that the estimated undiscounted future cash flows of each of its property, plus cash projected to be received upon an assumed sale of the property (Net Realizable Value) was less than the net carrying value of the property. If such a shortfall existed, was material and deemed to be other than temporary in nature, then a write-down equal to the shortfall was warranted. The Local Limited Partnerships performed such evaluations on an ongoing basis. During 1994, using a methodology consistent with GAAP, three of the Local Limited Partnerships, determined that the book value of their rental property exceeded the rental property's estimated net realizable value. As required by GAAP, the Local Limited Partnerships recorded an adjustment of $3,196,900 to reduce the carrying value of the rental property to its estimated net realizable value for the year ended December 31, 1994.

          Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1996. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

4.        TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
          PARTNER

          The General Partner of the Partnership is The National Housing Partnership (NHP). National Corporation for Housing Partnerships (NCHP) is the sole general partner of NHP and NHP Partners Two LP is the sole limited partner of NHP. The Original Limited Partner of the Partnership is 1133 Fifteenth Street Two Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)



          The Partnership accrued administrative and reporting fees payable to the General Partner of $137,248 annually during 1996, 1995 and 1994. During 1996, the Partnership paid the General Partner $79,179 for these fees. No payments were made during 1996, 1995 or 1994 for these fees. The balances owed to NHP for these fees were $1,018,803 and $960,734 as of December 31, 1996 and 1995, respectively.

          During 1996, 1995 and 1994, the Partnership repaid borrowings of $27,700, $170,111 and $6,001 to NHP. At December 31, 1996 and 1995, the
Partnership owed zero and $27,700, respectively, to NHP. In 1996, 1995 and 1994, $2,447, $32,097 and $66,998 of interest owed was paid to NHP. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Interest accrued for the years ended December 31, 1996, 1995 and 1994 was $1,587, $22,769 and $21,359, respectively. At December 31, 1996 and 1995, the
Partnership owed NHP interest of zero and $860, respectively. The advances will be repaid to NHP as cash flow permits or from the sale or refinancing of the Local Limited Partnerships.

          An affiliate of the General Partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by fifteen of the Local Limited Partnerships under agreements which, under certain conditions, extend to the year 2020. NHPMC and other affiliates of NCHP earned $1,356,728, $1,388,078 and $1,306,241 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1996, 1995 and 1994, respectively.

          Beginning January 1, 1996, personnel working at the project sites, which are managed by NHPMC, were NHP Incorporated employees and, therefore, the projects reimbursed NHP Incorporated for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. At December 31 1996 and 1995, trade payables include $8,288 and $985 due to NHP Incorporated and NCHP, respectively. Total reimbursements earned for salaries and benefits for the years ended December 31, 1996, 1995 and 1994, were approximately $1,609,000, $1,597,000 and $1,645,000, respectively.

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


          For Federal income tax purposes, the twenty-one Local Limited Partnerships compute depreciation of the buildings and improvements using the Accelerated Cost Recovery System (ACRS) and the Modified Accelerated Cost Recovery System (MACRS), while for financial statement purposes, depreciation is computed using the straight-line method, assuming a 30-year life and a 30% salvage value, a 40-year life, or a 50-year life. Interest expense on the deferred acquisition notes payable by the Partnership and the Local Limited Partnerships is computed for Federal income tax purposes using the economic accrual method; while for financial statement purposes, interest is computed using a simple interest rate. The Partnership's allocable share of losses from the Local Limited Partnerships are not recognized for financial statement purposes once the investment account is decreased to zero while, for income tax purposes, losses continue to be recognized. Other differences result from allocation of tax losses in accordance with Section 704(b) of the Internal Revenue Code.

          A reconciliation follows:

                                                                             Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1996              1995                1994
                                                                  -----------       -----------        -----------
Net (loss) profit per financial statements                        $  (247,703)      $    24,240        $  (215,915)

Timing differences in determining
  losses of Local Limited Partnerships:
    Depreciation                                                   (1,459,546)       (1,444,443)        (1,407,694)
    Interest on acquisition notes                                    (702,818)         (537,433)          (392,653)
    Losses taken in excess of financial
      statement investment accounts                                (3,239,419)       (1,669,158)        (4,809,614)
    Accrued interest on partner loans                                  34,037           239,309             61,417
    Impairment loss on rental property                              1,592,500             -              3,132,962
    Other                                                            (238,452)          197,997           (200,313)
                                                                  -----------       -----------        -----------

Loss per tax return                                               $(4,261,401)      $(3,189,488)       $(3,831,810)
                                                                  ===========       ===========        ===========


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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                             A LIMITED PARTNERSHIP
           SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
      LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED
                                DECEMBER 31, 1996

                                                                               Initial                        Cost Capitalized
                                                                            Cost to Local                        Subsequent
                                                                         Limited Partnership                   to Acquisition
                                                                     ---------------------------     -------------------------------



                                                                                        Buildings                          Carrying
                                                                                          and                                Cost
                                                        Encumbrances     Land         Improvements     Improvements      Adjustments
   Partnership Name                                     ----------------------------------------------------------------------------
----------------------
Caroline Arms Limited Partnership                           (1)      $  260,000     $   4,497,252     $  1,104,277     $         -

Esbro Limited Partnership                                   (1)         360,000         2,566,446          374,015               -

Gulfway Limited Partnership                                 (1)         300,000         3,484,766          794,447               -

Harold House Limited Partnership                            (1)          80,000         1,782,230          654,263               -

Hilltop Limited Partnership                                 (1)         210,000         2,291,867          376,987      (1,025,000)

Hurbell I Limited Partnership (Holly Oak)                   (1)         100,000         2,043,334          363,198               -

Hurbell II Limited Partnership (Anderson)                   (1)         240,000         3,940,646        1,106,987               -

Hurbell III Limited Partnership (Royal Oaks)                (1)         150,000         1,894,472          529,479               -

Kimberton Apartments Associates Limited Partnership         (1)         250,000         5,265,177          826,963               -

Mayfair Manor Limited Partnership                           (1)         450,000         3,720,460          637,280      (1,467,900)

Meadows Apartments Limited Partnership                      (1)         385,000         2,353,256          274,122        (629,000)

Meadows East Apartments Limited Partnership                 (1)         700,000         4,464,615          509,388               -

Menlo Limited Partnership                                   (1)         315,000         2,655,046          616,898               -


                                                               Gross Amount at which Carried
                                                                      at Close of Period
                                                      --------------------------------------------



                                                                        Buildings                      Accumulated
                                                                          and            Total         Depreciation     Date of
                                                        Land         Improvements       (2) (3)            (3)        Construction
   Partnership Name                                  ------------------------------------------------------------------------------
----------------------
Caroline Arms Limited Partnership                     $ 260,000      $  5,601,529     $ 5,861,529     $ 1,853,083         1972

Esbro Limited Partnership                               360,000         2,940,461       3,300,461         925,666         1972

Gulfway Limited Partnership                             300,000         4,279,213       4,579,213       1,494,854         1970

Harold House Limited Partnership                         80,000         2,436,493       2,516,493         751,946         1973

Hilltop Limited Partnership                             210,000         1,643,854       1,853,854         895,115         1974

Hurbell I Limited Partnership (Holly Oak)               100,000         2,406,532       2,506,532         691,749         1975

Hurbell II Limited Partnership (Anderson)               240,000         5,047,633       5,287,633       1,457,087         1972

Hurbell III Limited Partnership (Royal Oaks)            150,000         2,423,951       2,573,951         765,574         1973

Kimberton Apartments Associates Limited Partnership     250,000         6,092,140       6,342,140       2,565,743         1972

Mayfair Manor Limited Partnership                       450,000         2,889,840       3,339,840       1,235,836         1971

Meadows Apartments Limited Partnership                  385,000         1,998,378       2,383,378         905,702         1970

Meadows East Apartments Limited Partnership             700,000         4,974,003       5,674,003       1,642,943         1975

Menlo Limited Partnership                               315,000         3,271,944       3,586,944       1,117,135         1971






                                                                        Life upon which
                                                                        depreciation in
                                                                      latest statement of
                                                            Date         operations is
                                                          Acquired      computed (years)
   Partnership Name                                     --------------------------------
----------------------
Caroline Arms Limited Partnership                           4/85            5-50

Esbro Limited Partnership                                   4/85            5-50

Gulfway Limited Partnership                                 4/85            5-50

Harold House Limited Partnership                            5/85            5-50

Hilltop Limited Partnership                                 4/85            5-50

Hurbell I Limited Partnership (Holly Oak)                   4/85            5-40

Hurbell II Limited Partnership (Anderson)                   4/85            5-50

Hurbell III Limited Partnership (Royal Oaks)                4/85            5-50

Kimberton Apartments Associates Limited Partnership         4/85            5-30

Mayfair Manor Limited Partnership                           4/85            5-50

Meadows Apartments Limited Partnership                      5/85            5-50

Meadows East Apartments Limited Partnership                 5/85            5-50

Menlo Limited Partnership                                   4/85            5-50

                            See notes to Schedule XI.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                             A LIMITED PARTNERSHIP
           SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
      LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED
                                DECEMBER 31, 1996

                                                                               Initial                        Cost Capitalized
                                                                            Cost to Local                        Subsequent
                                                                         Limited Partnership                   to Acquisition
                                                                     ---------------------------     -------------------------------



                                                                                        Buildings                          Carrying
                                                                                          and                                Cost
   Partnership Name                                     Encumbrances     Land         Improvements     Improvements      Adjustments
----------------------                                ------------------------------------------------------------------------------
Park Avenue West I Limited Partnership                      (1)      $   96,000   $   1,798,619      $    178,510     $ (1,100,000)

Park Avenue West II Limited Partnership                     (1)          96,000       1,784,594           152,691         (600,000)

Rockwell Limited Partnership                                (1)         250,000       2,872,768           598,038                -

Rodeo Drive Limited Partnership                             (1)         150,000       2,731,817           408,927                -

San Juan del Centro Limited Partnership                     (1)         725,000       3,359,588           832,045                -

Tinker Creek Limited Partnership                            (1)         150,000       2,527,125           424,543          (70,000)

West Oak Village Limited Partnership                        (1)         400,000       4,667,340           851,945                -

Windsor Apartments Associates Limited Partnership           (1)         169,000       5,925,950           447,852                -
                                                                     ----------   -------------      ------------     ------------
Total, December 31, 1996
                                                                     $5,836,000   $  66,627,368      $ 12,062,855     $ (4,891,900)
                                                                     ==========   =============      ============     ============


                                                             Gross Amount at which Carried
                                                                    at Close of Period
                                                    --------------------------------------------



                                                                      Buildings                      Accumulated
                                                                        and            Total         Depreciation     Date of
   Partnership Name                                   Land         Improvements       (2) (3)            (3)        Construction
----------------------                            -------------------------------------------------------------------------------
Park Avenue West I Limited Partnership             $   96,000      $   877,129    $   973,129        $   538,154       1969

Park Avenue West II Limited Partnership                96,000        1,337,285      1,433,285            629,770       1970

Rockwell Limited Partnership                          250,000        3,470,806      3,720,806          1,178,564       1971

Rodeo Drive Limited Partnership                       150,000        3,140,744      3,290,744            934,367       1973

San Juan del Centro Limited Partnership               725,000        4,191,633      4,916,633          1,420,227       1970

Tinker Creek Limited Partnership                      150,000        2,881,668      3,031,668            859,927       1971

West Oak Village Limited Partnership                  400,000        5,519,285      5,919,285          1,790,887       1972

Windsor Apartments Associates Limited Partnership     169,000        6,373,802      6,542,802          2,643,290       1972
                                                   ----------      -----------    -----------        -----------
Total, December 31, 1996
                                                   $5,836,000      $73,798,323    $79,634,323        $26,297,619
                                                   ==========      ===========    ===========        ===========


                                                                       Life upon which
                                                                       depreciation in
                                                                     latest statement of
                                                           Date         operations is
   Partnership Name                                      Acquired      computed (years)
----------------------                               -------------------------------------
Park Avenue West I Limited Partnership                     5/85             5-50

Park Avenue West II Limited Partnership                    5/85             5-50

Rockwell Limited Partnership                               5/85             5-50

Rodeo Drive Limited Partnership                            4/85             5-30

San Juan del Centro Limited Partnership                    4/85             5-50

Tinker Creek Limited Partnership                           4/85             5-50

West Oak Village Limited Partnership                       4/85             5-50

Windsor Apartments Associates Limited Partnership          4/85             5-30

Total, December 31, 1996



                            See notes to Schedule XI.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                              A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE XI - REAL ESTATE AND

                    ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED

                                DECEMBER 31, 1996


(1)       Schedule of Encumbrances

                                                                                    Deferred
                                                                                   Acquisition
                                                                                    Notes and
                                                            Mortgage                 Accrued
          Partnership Name                                    Notes                 Interest                 Total
          ----------------                                    -----                 --------                 -----
          Caroline Arms Limited Partnership               $ 2,028,817              $ 3,453,837            $ 5,482,654
          Esbro Limited Partnership                           978,996                2,525,397              3,504,393
          Gulfway Limited Partnership                       1,122,856                2,864,171              3,987,027
          Harold House Limited Partnership                    805,751                1,326,266              2,132,017
          Hilltop Limited Partnership                       1,131,839                1,710,464              2,842,303
          Hurbell I Limited Partnership                     1,146,000                1,266,097              2,412,097
          Hurbell II Limited Partnership                    1,639,725                3,145,455              4,785,180
          Hurbell III Limited Partnership                     957,074                1,439,510              2,396,584
          Kimberton Apartments Associates
           Limited Partnership                              1,917,852                (a)                    1,917,852
          Mayfair Manor Limited Partnership                 1,383,253                3,468,946              4,852,199
          Meadows Apartments Limited Partnership              735,549                2,414,984              3,150,533
          Meadows East Apartments
           Limited Partnership                              2,377,757                3,317,548              5,695,305
          Menlo Limited Partnership                           992,696                2,666,226              3,658,922
          Park Ave West I Limited Partnership                 538,904                1,548,998              2,087,902
          Park Ave West II Limited Partnership                661,316                1,154,519              1,815,835
          Rockwell Limited Partnership                      1,304,297                2,302,525              3,606,822
          Rodeo Drive Limited Partnership                   1,146,637                2,187,629              3,334,266
          San Juan del Centro Limited Partnership           1,696,963                3,036,108              4,733,071
          Tinker Creek Limited Partnership                  1,020,884                2,082,161              3,103,045
          West Oak Village Limited Partnership              1,636,413                4,267,881              5,904,294
          Windsor Apartments Associates
           Limited Partnership                              2,444,216                (a)                    2,444,216
                                                          -----------              -----------            -----------

            Total                                         $27,667,795              $46,178,722            $73,846,517
                                                          ===========              ===========            ===========


(a) Deferred acquisition notes on this property are held by the Partnership and not by the Local Limited Partnership.

(2) The aggregate cost of land for Federal income tax purposes is $5,836,000, and the aggregate costs of buildings and improvements for Federal income tax purposes is $78,707,490. The total of the above-mentioned is $84,543,490.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                              A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE XI - REAL ESTATE AND

                    ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED

                                DECEMBER 31, 1996

                                   (CONTINUED)


(3)       Reconciliation of real estate


                                                                              Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1996              1995                1994
                                                                      ----              ----                ----
          Balance at beginning of period                          $80,002,379       $78,609,174        $80,312,325

          Improvements during the period                            1,256,944         1,393,205          1,493,749

          Impairment losses on rental property                     (1,625,000)             -            (3,196,900)
                                                                  -----------       -----------        -----------

          Balance at end of period                                $79,634,323       $80,002,379        $78,609,174
                                                                  ===========       ===========        ===========


          Reconciliation of accumulated depreciation

                                                                              Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1996              1995                1994
                                                                      ----              ----                ----

          Balance at beginning of period                          $23,959,345       $21,683,515        $19,471,586

          Depreciation expense for the period                       2,338,274         2,275,830          2,251,206

          Disposal of rental property                                   -                 -                (39,277)
                                                                  -----------       -----------        -----------

          Balance at end of period                                $26,297,619       $23,959,345        $21,683,515
                                                                  ===========       ===========        ===========


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

          J. Roderick Heller, III (age 59) was elected President, Chief Operating Officer and a Director of NCHP in 1985, Chief Executive Officer of NCHP in 1986, and Chairman in 1988. He currently serves as Chairman, President and Chief Executive Officer of NCHP and its affiliate NHP Incorporated. From 1982 until 1985, Mr. Heller served as President and Chief Executive Officer of Bristol Compressors, Inc., a Bristol, Virginia-based company involved in the manufacturing of air conditioning compressors. From 1971 until 1982, he was a partner in the Washington, D.C. law firm of Wilmer, Cutler & Pickering. Mr. Heller was elected Chairman of the Board of public television station WETA in Washington, D.C., and is a director of Auto-Trol Technology Corporation. Mr. Heller completed his term as a director of a number of nonprofit organizations, including the National Trust for Historic Preservation in 1996 after nine years of service and was Chairman of the Board of The Civil War Trust from 1991 to March 1997.

          Susan R. Baron (age 45) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the of Seeds of Peace Advisory Board and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

          Danny K. Davis (age 55) has been a Commissioner on the Cook County Board of Commissioners since November 1990. Prior to his service on the Cook County Board, he served as an Alderman on the Chicago City Council for 11 years. Mr. Davis is also a member of numerous civic and professional organizations. He was appointed to the Board of Directors by the President of the United States in September 1994 and continues to serve until the appointment of a successor.

          Alan A. Diamonstein (age 65) has been a member of the Virginia House of Delegates since 1967, currently serving as Chairman of the General Laws Committee and a member of the standing committees on Appropriations, Education and Rules. He is chairman of the Virginia Housing Study Commission and is a member of the Peninsula Board of Advisors for Signet Bank, the Jamestown-Yorktown Board of Trustees, as well as a number of educational and civic organizations. Mr. Diamonstein is the senior partner in the law firm of Diamonstein, Becker and Staley. He was appointed to the Board of Directors by the President of the United States in October 1994 and continues to serve until the appointment of a successor.

          Michael R. Eisenson (age 41) is the President and Chief Executive Officer of Harvard Private Capital Group, Inc. ("Harvard Capital"), which manages the direct investment and private equities portfolio of the Harvard University endowment fund. Harvard Capital is the investment advisor for Demeter. Mr. Eisenson joined Harvard Capital in 1986. Mr. Eisenson is a director of ImmunoGen, Inc., Harken Energy Corporation, and Somatix Therapy Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and

Capricorn Investors, L.P. (see Item 1 above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Eisenson was re-elected to the Board of Directors in 1992 and continues to serve.

          Tim R. Palmer (age 39) joined Harvard Capital in 1990 and is currently Managing Director. From 1987 to 1990, Mr. Palmer was Manager, Business Development, at The Field Corporation, a private investment firm. Mr. Palmer is a director of PriCellular Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1 above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Palmer was re-elected to the Board of Directors in 1994 and continues to serve.

          Herbert S. Winokur, Jr. (age 53) has served as the President of Winokur & Associates, Inc., an investment and management services firm, and Winokur Holdings, Inc., which is the managing general partner of Capricorn, a private investment partnership, since 1987. Mr. Winokur is the past Chairman of DynCorp and serves as a director of Enron Corporation and NacRe Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1 above), Capricorn is entitled to elect one member of the NCHP Board of Directors. Pursuant to this agreement, Mr. Winokur was re-elected to the Board of Directors in 1992 and continues to serve.

EXECUTIVE OFFICERS

          The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

          J. Roderick Heller, III (age 59). See "Directors of NCHP."

          Ann Torre Grant (age 39) has served as Executive Vice President, Chief Financial Officer and Treasurer of NCHP since February 1995. She was Vice President and Treasurer of USAir, Inc. and USAir Group, Inc. from 1991 through January 1995, and held other finance positions at the airline between 1988 and 1991. From 1983 to 1988, she held various finance positions with American Airlines, Inc. Ms. Grant serves as a director of the Franklin Mutual Series Funds.

          Joel F. Bonder (age 48) has served as Senior Vice President and General Counsel of NCHP since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies.

          Eric N. Ross (age 35) has served as Vice President, Asset Management of NCHP since May 1996. He is responsible for delivery of asset management services to NCHP's affiliated ownership organization and to other multifamily owners. Previously, Mr. Ross served as Vice President, Finance, from March 1995 to May 1996 and Vice President, Asset Management, from September 1992 to March 1995. Prior to joining NHP in 1992, Mr. Ross was Assistant Vice President in Asset Management for Winthrop Financial Associates.

          Charles S. Wilkins, Jr. (age 46) has served as Senior Vice President of NHP since September 1988 and is currently responsible for legislative and regulatory affairs. He was formerly responsible for asset and property management of the affordable multifamily portfolio. Prior to joining NCHP, Mr. Wilkins was Senior Vice President of Westminster Company, a regional real estate development firm where he was responsible for the property management of a diverse portfolio of properties. Mr. Wilkins is immediate past-president of the National Assisted Housing Management Association and is a director of the National Leased Housing Association as well as various regulatory committees, including the Executive Committee of the HUD Occupancy Task Force.

          Jeffrey J. Ochs (age 39) has served as Vice President and Chief Accounting Officer of NCHP since September 1995. From 1994 until September 1995, Mr. Ochs was Assistant Controller of USAir, Inc. From 1987 to 1994, he held various accounting positions with USAir, Inc.

          Eugene H. Goodsell (age 43) serves as Vice President and Controller of NCHP. He has been with NCHP since 1983. Prior to joining NHP, Mr. Goodsell, a CPA, was an audit manager with the public accounting firm of Arthur Andersen LLP.

          (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11. Executive Compensation

          National Housing Partnership Realty Fund Two has no officers or directors. However, as outlined in the prospectus, various fees and reimbursements are paid to the General Partner and its affiliates. Following is a summary of such fees paid or accrued during the year ended December 31, 1996:

          (i) Administrative and reporting fees of $137,248 payable but not yet paid to the General Partner for managing the affairs of the Partnership and for investor services in 1996.

          (ii) Annual partnership administration fees of $157,500 to the General Partner for its services as General Partner of the Local Limited Partnerships. During 1996, $317,094 was paid to the General Partner by the Local Limited Partnerships.

          (iii) An affiliate of the General Partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by fifteen of the Local Limited Partnerships. During 1995, NHPMC and other affiliates of NHP Incorporated earned $1,356,728 for management fees and other services provided to the Local Limited Partnerships.

          (iv) The Local Limited Partnerships paid NHP $212,729 in interest on operating deficit loans during 1996.

          (v) In 1996, personnel working at the project sites which were managed by NHPMC were NHP Incorporated employees, and therefore the projects reimbursed NHP Incorporated for the actual salaries and related benefits. Total reimbursements for salaries and benefits earned for the year ended December 31, 1996, was approximately $1,609,000.

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


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  Documents filed as part of this report:

              1.  Financial statements

                  The financial statements, notes and reports listed below are included herein:

                                                                                          Page
                                                                                          ----
                            Independent Auditors' Report                                   13

                            Statements of Financial Position,
                            December 31, 1996 and 1995                                     14

                            Statements of Operations for the Years
                            Ended December 31, 1996, 1995 and 1994                         15

                            Statements of Partners' Deficit
                            for the Years Ended December 31, 1996
                            1995, and 1994                                                 16

                            Statements of Cash Flows for the Years Ended
                            December 31, 1996, 1995 and 1994                               17

                            Notes to Financial Statements                                  19

                            Schedule XI - Real Estate and Accumulated
                            Depreciation of Local Limited Partnerships
                            in which NHP Realty Fund Two has invested,
                            December 31, 1996                                              29


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

                   3.       Exhibits

                            The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report and are incorporated herein:

                                                                                          Page
                                                                                          ----
                            Independent Auditors' Reports                                 40

                            Combined Statements of Financial
                            Position, December 31, 1996
                            and 1995                                                      53

                            Combined Statements of Operations for
                            the Years Ended December 31, 1996,
                            1995 and 1994                                                 54

                            Combined Statements of Partners'
                            Deficit for the Years Ended
                            December 31, 1996, 1995 and 1994                              55

                            Combined Statements of Cash Flows for the
                            Years Ended December 31, 1996, 1995 and 1994                  56

                            Notes to Combined Financial Statements                        58


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





March 26, 1997                 /s/ J. Roderick Heller, III
--------------                 ----------------------------------------------
Date                           J. Roderick Heller, III, Chairman, President
                               and Chief Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 26, 1997                 /s/ J. Roderick Heller, III
--------------                 ----------------------------------------------
Date                           J. Roderick Heller, III, Chairman, President
                               and Chief Executive Officer




March 26, 1997                 /s/ Ann Torre Grant
--------------                 ----------------------------------------------
Date                           Ann Torre Grant
                               Executive Vice President, Chief Financial Officer
                               and Treasurer




March 26, 1997                 /s/ Jeffrey J. Ochs
--------------                 ----------------------------------------------
Date                           Jeffrey J. Ochs
                               Vice President and Chief Accounting Officer

March 26, 1997                                     *
--------------                 ----------------------------------------------
Date                           Susan R. Baron, Director



March 26, 1997                                     *
--------------                 ----------------------------------------------
Date                           Michael R. Eisenson, Director



March 26, 1997                                     *
--------------                 ----------------------------------------------
Date                           Danny K. Davis, Director



March 26, 1997                                     *
--------------                 ----------------------------------------------
Date                           Tim R. Palmer, Director



March 26, 1997                                     *
--------------                 ----------------------------------------------
Date                           Alan A. Diamonstein, Director



March 26, 1997                                     *
--------------                 ----------------------------------------------
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


           *By J. Roderick Heller, III pursuant to Power of Attorney.



                           /s/ J. Roderick Heller, III
                           ---------------------------

Independent Auditors' Report



To The Partners of
   National Housing Partnership Realty Fund Two
Vienna, VA

We have audited the accompanying combined statements of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two (the Partnership) holds a limited partnership interest as of December 31, 1996 and 1995 and the related combined statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hurbell I Limited Partnership, Kimberton Apartments Associates Limited Partnership, Rodeo Drive Limited Partnership and Windsor Apartments Associates for the years ended December 31, 1996, 1995 and 1994, which statements represent total assets constituting $13,378,926 and $13,510,746 of combined total assets at December 31, 1996 and 1995, respectively, and net (losses) income of $(32,625), $129,637 and $13,228 of the combined net loss for the three years ended December 31, 1996, 1995 and 1994, respectively. The financial statements of these investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two holds a limited partnership interest as of December 31, 1996 and 1995 and the combined results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that nine Local Limited Partnerships will continue as going concerns. As discussed in Note 15, conditions exist which raise substantial doubt about the ability of the Local Limited Partnerships to continue as going concerns unless they are able to repay, refinance, or restructure their deferred acquisition notes payable which became due in 1996 or will become due in 1997. Management's plans in regard to this matter are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Deloitte & Touche LLP
Washington, D.C.
March 3, 1997

Independent Auditor's Report


Partners
Hurbell I Limited Partnership -
  Holly Oak Park Apartments
Vienna, VA

We have audited the accompanying statement of financial position of Hurbell I Limited Partnership (Holly Oak Park Apartments), A Limited Partnership. FHA Project No. 053-44202-LDP-SUP, as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell I Limited Partnership (Holly Oak Park Apartments), A Limited Partnership, at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued reports dated January 25, 1997 on our consideration of the partnership's internal control structure, on its compliance with laws and regulations applicable to the basic financial statements, the major HUD programs, and Affirmative Fair Housing.

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



Russell, Thompson, Butler & Houston
Mobile, Alabama
January 25, 1997

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





Russell, Thompson, Butler & Houston
Mobile, Alabama
January 21, 1995

Independent Auditor's Report


Partners
Kimberton Apartments Associates
Washington, D.C.

We have audited the accompanying statement of financial position of Kimberton Apartments Associates, FHA Project No.032-44013-LD, A Limited Partnership, as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kimberton Apartments Associates at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 1997 on our consideration of Kimberton Apartments Associates' internal control structure and a report dated February 12, 1997 on its compliance with laws and regulations.

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



J. A. Plumer & Co., P.A.
Bethesda, Maryland
February 12, 1997

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





Goldenberg Rosenthal Friedlander
Jenkintown, Pennsylvania
January 18, 1995

Independent Auditor's Report



To the Partners
Rodeo Drive Limited Partnership
Vienna, VA

We have audited the accompanying statement of financial position of Rodeo Drive Limited Partnership (a California limited partnership), FHA Project No. 122-44452-LDP, as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rodeo Drive Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1997 on our consideration of Rodeo Drive Limited Partnership's internal control structure.

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





Hansen, Hunter & Kibbee, P.C.
Portland, Oregon
January 15, 1997

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





Hansen, Hunter & Kibbee, P.C.
Portland, Oregon
January 11, 1995

Independent Auditors' Report


Partners
Windsor Apartments Associates
Washington, D.C.

We have audited the accompanying statement of financial position of Windsor Apartments Associates, FHA Project No. 032-44012-LD-WAH-SUP, A Limited Partnership, as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Apartments Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1997 on our consideration of Windsor Apartments Associates' internal control structure and a report dated February 12, 1997 on its compliance with laws and regulations.

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



J. A. Plumer & Co., P.A.
Bethesda, Maryland
February 16, 1997

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





Goldenberg Rosenthal Friedlander
Jenkintown, Pennsylvania
January 18, 1995

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF FINANCIAL POSITION

                                                                                                December 31,
                                                                                ---------------------------------------
                                                                                     1996                      1995
                                                                                     ----                      ----
                                                        ASSETS

Cash and cash equivalents                                                       $  1,229,097               $  1,470,446
Accounts receivable, net (Note 3)                                                    236,426                    261,697
Tenants' security deposits held in trust funds                                       460,735                    432,153
Deposits                                                                               1,800                      1,800
Prepaid taxes and insurance                                                          182,833                    188,671
Deferred finance costs                                                                82,958                     88,904
Mortgage escrow deposits (Note 6)                                                  4,069,632                  3,394,676
Rental property, net (Notes 2, 5, 11 and 17)                                      53,336,704                 56,043,034
                                                                                ------------               ------------

                                                                                $ 59,600,185               $ 61,881,381
                                                                                ============               ============

                                           LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accounts payable                                                             $  1,005,516               $    852,807
   Accrued interest on mortgage notes                                                 27,078                     25,137
   Due to management agent - NHPMC (Note 10)                                          93,836                     85,301
   Accrued real estate taxes                                                         170,789                    258,925
   Due to partners (Note 8)                                                        1,826,927                  2,020,900
   Accrued interest on partner loans (Note 8)                                      1,305,797                  1,270,044
                                                                                ------------               ------------

                                                                                   4,429,943                  4,513,114

Tenants' security deposits payable                                                   453,766                    427,409

Deferred income                                                                       41,183                     53,838

Deferred acquisition notes payable (Note 7)                                       21,855,789                 21,855,789

Accrued interest on deferred acquisition notes (Note 7)                           24,322,933                 22,305,969

Mortgage notes payable (Note 6)                                                   27,667,795                 28,608,042

Partners' deficit                                                                (19,171,224)               (15,882,780)
                                                                                ------------               ------------

                                                                                $ 59,600,185               $ 61,881,381
                                                                                ============               ============

                   See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS


                                                                             Years Ended December 31,
                                                                 -------------------------------------------------
                                                                     1996              1995                1994
                                                                     ----              ----                ----
REVENUE:
   Rental income (Note 4)                                         $14,382,351       $14,362,033        $13,821,247
   Interest income                                                    164,594           144,502             80,170
   Other income                                                       364,937           293,734            412,206
                                                                 ------------      ------------       ------------

                                                                   14,911,882        14,800,269         14,313,623
                                                                 ------------      ------------       ------------

EXPENSES:
   Administrative expenses                                          1,114,080         1,012,712          1,082,061
   Utilities and operating expenses                                 5,473,039         5,066,836          5,155,405
   Management and other services
    from related party (Note 10)                                    1,356,728         1,388,078          1,306,241
   Salaries and related benefits
    to related party (Note 10)                                      1,608,803         1,596,548          1,645,273
   Depreciation and amortization                                    2,342,774         2,280,329          2,251,206
   Taxes and insurance                                              1,708,750         1,693,177          1,694,317
   Financial expense - primarily
    interest (Note 6 and 8)                                           624,733           696,777            689,555
   Interest on acquisition notes (Note 7)                           2,016,964         2,010,088          2,010,089
   Annual partnership administrative
    fees to General Partner (Note 8)                                  157,500           157,500            157,500
   Impairment loss on rental property (Note 11)                     1,625,000             -              3,196,900
   Other entity (income) expenses                                      (1,935)          105,307             32,845
                                                                 ------------      ------------       ------------

                                                                   18,026,436        16,007,352         19,221,392
                                                                 ------------      ------------       ------------

NET LOSS                                                          $(3,114,554)      $(1,207,083)       $(4,907,769)
                                                                 ============      ============       ============

                   See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT


                                 National
                                  Housing             The
                                Partnership        National             NHP                NHP
                                Realty Fund         Housing         Investment         Investment
                                   Two            Partnership       Partners I        Partners III          Total
                               ------------       -----------       ----------        ------------          -----

Deficit at
  January 1, 1994              $ (8,136,938)       $(311,131)      $  (929,245)         $(45,656)       $ (9,422,970)

    Distributions                  (103,778)          (1,098)           (4,942)            -                (109,818)

    Net loss                     (4,814,764)         (50,339)          (40,661)           (2,005)         (4,907,769)
                               ------------        ---------       -----------          --------        ------------

Deficit at
  December 31, 1994             (13,055,480)        (362,568)         (974,848)          (47,661)        (14,440,557)

  Reclassifications                   -                1,266            (1,266)            -                   -

    Distributions                  (222,210)          (2,351)          (10,579)            -                (235,140)

    Net profit (loss)            (1,196,006)         (12,071)            2,987            (1,993)         (1,207,083)
                               ------------        ---------       -----------          --------        ------------

Deficit at
  December 31, 1995             (14,473,696)        (375,724)         (983,706)          (49,654)        (15,882,780)

    Distributions                  (164,327)          (1,739)           (7,824)            -                (173,890)

    Net loss                     (3,059,460)         (31,145)          (10,581)          (13,368)         (3,114,554)
                               ------------        ---------       -----------          --------        ------------

Deficit at
  December 31, 1996            $(17,697,483)       $(408,608)      $(1,002,111)         $(63,022)       $(19,171,224)
                               ============        =========       ===========          ========        ============

Percentage interest at
  December 31, 1994,
  1995 and 1996                   (A)                 (B)               (C)                (D)


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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                           LOCAL LIMITED PARTNERSHIPS
                        COMBINED STATEMENTS OF CASH FLOWS


                                                                               Years Ended December 31,
                                                                      --------------------------------------------
                                                                           1996            1995           1994
                                                                           ----            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Rental receipts                                                   $14,218,798      $14,247,811     $13,642,760
    Interest receipts                                                     167,466          147,989          71,434
    Other receipts                                                        340,624          432,856         260,566
    Administrative expenses paid                                         (652,722)        (623,205)       (688,255)
    Administrative salaries paid                                         (952,158)        (820,438)       (804,478)
    Management fees paid                                               (1,202,495)      (1,318,827)     (1,208,172)
    Computer and Accounting fee paid                                     (167,122)        (157,756)       (138,406)
    Utilities paid                                                     (2,350,943)      (2,236,040)     (2,255,893)
    Operating and maintenance expenses paid                            (2,835,883)      (2,621,676)     (2,825,279)
    Operating and maintenance payroll paid                             (1,043,686)      (1,193,198)     (1,180,413)
    Real estate taxes paid                                               (827,580)        (677,198)       (744,506)
    Payroll taxes paid                                                   (178,544)        (183,746)       (186,403)
    Miscellaneous taxes paid                                              (40,257)         (37,865)        (24,036)
    Property insurance paid                                              (414,744)        (400,295)       (350,387)
    Miscellaneous insurance paid                                         (331,978)        (347,385)       (341,073)
    Interest on mortgage note paid                                       (232,287)        (294,432)       (423,817)
    Mortgage insurance premium paid                                      (132,025)        (138,581)       (140,735)
    Payment of partnership administrative fee to General Partner         (317,094)        (135,623)       (200,470)
    Payment of other partnership entity expenses                           (7,715)         (44,993)           (229)
    Interest on partner loans paid                                       (213,522)          (5,532)        (28,184)
    Interest earned on equity funds                                         3,052            -               -
    Refund of 1994 over distribution                                        7,485            -               -
    Miscellaneous financial expenses paid                                  (2,911)          (3,530)         69,097
                                                                      -----------      -----------     -----------

      Net cash provided by rental operating activities                  2,833,759        3,588,336       2,503,121

    (Increase) decrease in tenants' security deposits
      held in trust fund                                                  (28,582)           1,976           1,224

  Increase (decrease) in tenants' security deposits payable                26,357            7,751          (9,570)
                                                                      -----------      -----------     -----------

    Net cash provided by operating activities                           2,831,534        3,598,063       2,494,775
                                                                      -----------      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Equipment purchases                                                (1,272,472)      (1,482,236)     (1,314,582)
    Payment to mortgage escrow deposits                                (2,896,278)      (2,910,958)     (2,548,625)
    Disbursements from mortgage escrow deposits                         2,293,835        2,583,241       2,216,917
    Interest earned on mortgage escrow deposits                           (72,437)         (56,332)        (30,169)
    Decrease (increase) in receivable from mortgagee                       27,945         (108,675)         62,331
                                                                      -----------      -----------     -----------

    Net cash used in investing activities:                             (1,919,407)      (1,974,960)     (1,614,128)
                                                                      -----------      -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal on mortgage notes                              (940,247)        (874,157)       (815,370)
    Distributions to partners                                            (173,890)        (235,140)       (109,818)
    Repayment of loans from partners                                      (41,864)         (13,802)        (35,652)
    Receivable from management agent                                        2,525           (2,525)            -
                                                                      -----------      -----------     -----------

      Net cash used in financing activities                            (1,153,476)      (1,125,624)       (960,840)
                                                                      -----------      -----------     -----------

                   See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                           LOCAL LIMITED PARTNERSHIPS
                        COMBINED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                               Years Ended December 31,
                                                                     ---------------------------------------------
                                                                           1996            1995           1994
                                                                           ----            ----           ----
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                            (241,349)         497,479         (80,193)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                               1,470,446          972,967       1,053,160
                                                                     ------------     ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $  1,229,097     $  1,470,446    $    972,967
                                                                     ============     ============    ============

RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

   Net loss                                                          $ (3,114,554)    $ (1,207,083)   $ (4,907,769)
                                                                     ------------     ------------    ------------
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation                                                      2,342,774        2,280,329       2,251,206
      Mortgagor entity expenses                                         2,421,460        2,532,263       2,394,025
      Impairment loss on rental property                                1,625,000            -           3,196,900
      Decrease (increase) in receivable from tenants, net                 (13,930)          12,802          21,413
      Decrease (increase) in other receivable                              47,779           79,107        (123,835)
      Decrease (increase) in receivable for FHA subsidy                   (22,005)          54,651          (9,227)
      Decrease (increase) in insurance proceeds receivable                (25,535)          41,055         (41,055)
      Decrease (increase) in interest receivable                            7,988            6,448          (7,774)
      (Increase) decrease in prepaid taxes and insurance                    6,265             (685)         58,471
      Decrease in tenants' security deposits held in trust fund           (28,582)           1,976           1,224
      (Decrease) increase in trade payables                               169,312          (84,104)        (64,067)
      (Decrease) increase in excess rents due HUD                           5,926           (1,857)          5,333
      Decrease in accrued interest on mortgage note                         1,941           (2,733)         (5,008)
      Increase (decrease) in accrued real estate taxes                    (88,136)          44,904         (13,595)
      Increase (decrease) in deferred revenue                             (12,655)          13,613         (28,455)
      (Decrease) increase due to management agent                           8,535           (1,758)         22,090
      Decrease (increase) in deferred costs                                 1,446            7,532         (16,649)
      Increase (decrease) in tenants security deposits payable             26,357            7,751          (9,570)
      Refund of 1994 overdistribution                                       7,485            -               -
      Interest earned on equity funds                                       2,994            -               -
      Payment of partnership administration fee                          (317,094)        (135,623)       (200,470)
      Payment of other partnership entity expenses                         (7,715)         (44,993)           (229)
      Payment of interest on partner loans                               (213,522)          (5,532)       ( 28,184)
                                                                     ------------     ------------    ------------

      Total adjustments                                                 5,946,088        4,805,146       7,402,544
                                                                     ------------     ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            $  2,831,534     $  3,598,063    $  2,494,775
                                                                     ============     ============    ============

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


          Significant Accounting Policies

          The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Depreciation of buildings and improvements for seventeen of the Local Limited Partnerships is computed using the straight-line method assuming a 50-year life from the date of initial occupancy, whereas depreciation of buildings and improvements is computed using the straight-line method, assuming a 30-year life and 30% salvage value for three Local Limited Partnerships. Depreciation for one Local Limited Partnership is computed using the straight-line method, assuming a 40-year life. Depreciation of equipment is calculated using accelerated methods over estimated useful lives of five to 27 years. Cash distributions are limited by the Regulatory Agreements between the partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. Deferred finance costs are amortized over the appropriate loan period on a straight-line basis.

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

2.        CHANGE IN ESTIMATE

          During 1996, depreciation of the building owned by Hurbell I Limited Partnership has been computed using the straight-line method assuming a 40-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation of the building. Depreciation of the building in prior years was computed using the straight-line method, assuming a 50-year life. This change in estimate did not have a significant impact on the accompanying combined statement of operations.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


3.        ACCOUNTS RECEIVABLE

          Accounts receivable consist of the following:

                                                                                          December 31,
                                                                               ----------------------------------
                                                                                 1996                      1995
                                                                                 ----                      ----
          Due from tenants                                                     $ 70,607                  $ 31,146
          Insurance loss claims receivable                                       25,535                       504
          Housing assistance receivable (see Note 4)                             45,122                    23,117
          Due from management agent                                               -                        52,662
          Accrued interest receivable                                             4,232                    12,220
          Grant receivable                                                       16,441                    14,138
          Due from mortgagee                                                    114,720                   142,665
          Other                                                                   1,370                     1,315
                                                                               --------                  --------

                                                                                278,027                   277,767

          Less allowance for uncollectible accounts                             (41,601)                  (16,070)
                                                                               --------                  --------

          Accounts receivable, net                                             $236,426                  $261,697
                                                                               ========                  ========

4.        HOUSING ASSISTANCE AGREEMENTS

          The Federal Housing Administration (FHA) has contracted with nineteen rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the respective Local Limited Partnership on behalf of qualified tenants. The terms of the agreements are five years, with two or five-year renewal options. The agreements expire at various dates over the next twelve years. Each Local Limited Partnership has an agreement in effect during 1996. Section 8 contracts are scheduled to expire between 1997 and 2008. The Local Limited Partnerships received a total of $9,131,418, $9,275,659 and $8,828,089 in the form of housing assistance payments during 1996, 1995 and 1994, respectively, which is included in "Rental Income" on the combined statements of operations.

          The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                                 Subsidized Units            Subsidized Units
                                                                   Expiring as a               Expiring as a
                                           Number               Percentage of Total            Percentage of
                                          of Units               Subsidized Units              Total Units
                                          --------               ----------------              -----------
                         1997              1,011                         44%                       37%
                         1998                742                         32%                       27%
                         1999                423                         18%                       15%
                         2000                  4                          1%                        1%
                   Thereafter                109                          5%                        4%
                                           -----                        ---                        --

                        Total              2,289                        100%                       84%
                                           =====                        ===                        ==

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)



          Of the contracts above expiring during 1997, contracts for 578 units expire prior to September 30, 1997. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts.

          The contracts covering the remaining 433 units expire in October and November, 1997. It is uncertain whether the agreements will be renewed, as well as contracts expiring after 1997, and if so, on what terms.

          For the past several years, various proposals have been advanced by HUD, the Congress and others proposing the restructuring of the Section 8. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's HAP Contract, with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

          Congress has not yet accepted any of these restructuring proposals and instead has elected to renew expiring Section 8 HAP Contracts for one year terms, generally at existing rents. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

5.        RENTAL PROPERTY

          Rental property consists of the following:

                                                             December 31,
                                              -------------------------------------
                                                   1996                     1995
                                                   ----                     ----
          Land                                $  5,836,000             $  5,836,000
          Buildings and improvements            63,740,655               65,236,002
          Equipment and furniture               10,057,668                8,930,377
                                              ------------             ------------

                                                79,634,323               80,002,379
          Less accumulated depreciation        (26,297,619)             (23,959,345)
                                              ------------             ------------

          Rental property, net                $ 53,336,704             $ 56,043,034
                                              ============             ============

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

          Approximate maturities of mortgage notes payable for the next five years and, therefore, are as follows:

                  1997                               $ 1,012,000
                  1998                                 1,089,000
                  1999                                 1,172,000
                  2000                                 1,262,000
                  2001                                 1,360,000
            Thereafter                                21,773,000
                                                     -----------

                                                     $27,668,000
                                                     ===========

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

          Maturities of deferred acquisition notes payable as of December 31, 1996 are as follows:

                        1996                $ 2,046,695
                        1997                 11,279,284
                        1998                     -
                        1999                  8,529,810
                                            -----------

                                            $21,855,789
                                            ===========

8.        DUE TO PARTNERS

          The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, NHP, of $157,500 annually during 1996, 1995 and 1994. Payments of these fees are made to NHP without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1996, 1995 and 1994, the Local Limited Partnerships paid $317,094, $135,623 and $200,470, respectively. During 1996, the General Partner returned to one Local Limited Partnership $7,485 representing an overdistribution in 1994. The overdistribution was previously treated as a payment of partnership administration fees. The balances owed to NHP for these fees were $689,378 and $841,487 at December 31, 1996 and 1995, respectively.

          During 1995 and 1994, NHP advanced $53,819 and $22,460 to seven and six Local Limited Partnerships for expenses incurred relating to potential sales or refinancing under the LIHPRHA program. No advances were made

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


during 1996. The Local Limited Partnerships paid $38,163, $10,952 and $3,370 in loans during 1996, 1995 and 1994, respectively, and $212,729, $3,946 and $26,388 in interest on these loans during 1996, 1995, and 1994, respectively. The balances owed to NHP by nine and twelve Local Limited Partnerships at December 31, 1996 and 1995, was $544,622 and $582,785. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%.

          During 1994, the Partnership advanced $6,673 to one Local Limited Partnership. No advances were made during 1996 and 1995. Advances of $3,701, $2,850 and $28,782 in 1996, 1995 and 1994, respectively, were repaid to the Partnership. In addition, accrued interest of $793, $1,586 and $1,931 was paid in 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, the Partnership's net working capital advances amounted to $592,927 and $596,628, respectively. Interest is charged at the Chase Manhattan Bank prime interest rate plus 2%.

          Interest of $248,931, $227,462 and $192,983 was accrued in 1996, 1995 and 1994, respectively, on the above.

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

          For Federal income tax purposes, the Local Limited Partnerships compute depreciation of the buildings and improvements using the Accelerated Cost Recovery System (ACRS) and the Modified Accelerated Cost Recovery System (MACRS), while for financial statement purposes, depreciation is computed using the straight-line method, assuming a 30-year life and a 30% salvage value, a 40-year life, or a 50-year life. Rent received in advance is included as income in determining the taxable income or loss for Federal income tax purposes, while for financial statement purposes, it is considered a liability. In addition, interest expense on the acquisition notes payable by the Local Limited Partnerships is computed for Federal income tax purposes using the economic accrual method; while for financial statement purposes, interest is computed using a simple interest rate.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


          A reconciliation follows:

                                                                                Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1996              1995                1994
                                                                      ----              ----                ----
Net loss per financial statements                                 $(3,114,554)      $(1,207,083)       $(4,907,769)
Timing differences:
   Depreciation                                                    (1,470,974)       (1,501,594)        (1,436,421)
   Interest on acquisition notes payable                             (535,934)         (398,098)          (248,976)
   Rent received in advance                                            22,457            (1,028)            (4,045)
   Accrued interest on partner loans                                   35,427           253,872             62,670
   Impairment loss on rental property                               1,625,000             -              3,196,900
   Other                                                             (160,662)          113,989            (69,324)
                                                                  -----------       -----------        -----------

Loss per tax returns                                              $(3,599,240)      $(2,739,942)       $(3,406,965)
                                                                  ===========       ===========        ===========


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

          An affiliate of the general partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by fifteen of the Local Limited Partnerships under agreements which, subject to certain conditions, extend to the year 2020. NHPMC and other affiliates of NCHP earned $1,356,728, $1,388,078 and $1,306,241 for management fees and other services provided to the Local Limited Partnerships during 1996, 1995 and 1994, respectively. As of December 31, 1996 and 1995, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $93,836 and $85,301, respectively.

Beginning January 1, 1996, personnel working at the project sites, which are managed by NHPMC, were NHP Incorporated employees and, therefore, the projects reimbursed NHP Incorporated for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. At December 31 1996 and 1995, trade payables include $8,288 and $985 due to NHP Incorporated and NCHP, respectively. Total reimbursements earned for salaries and benefits for the years ended December 31, 1996, 1995 and 1994, were approximately $1,609,000, $1,597,000 and $1,645,000, respectively.

          Legal services amounting to $2,219 and $5,826 regarding tenant matters were provided to one of the Local Limited Partnerships in during 1996 and 1994, respectively, by Ann S. Barker, Attorney at Law, a related party to Barker Management Incorporated, the management agent for the project operated by that Local Limited Partnership.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


11.       IMPAIRMENT LOSS ON RENTAL PROPERTY

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ended December 31, 1996, required an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the coming amount exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

          Park Avenue West II and Hilltop Limited Partnerships recognized impairment losses (noncash) on their rental property in the amounts of $600,000 and $1,025,000, respectively. The Local Limited Partnerships used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value.

          Prior to 1996 and the Statement, generally accepted accounting principles (GAAP) required that the Local Limited Partnerships evaluate whether it was probable that the estimated undiscounted future cash flows of this property, plus cash projected to be received upon an assumed sale of the property (Net Realizable Value) was less than the net carrying value of the property. If such a shortfall existed, was material and deemed to be other than temporary in nature, then a write-down equal to the shortfall was warranted. The Local Limited Partnerships performed such evaluations on an ongoing basis. During 1994, using a methodology consistent with GAAP, three of the Local Limited Partnerships determined that the net book value of its rental property exceeded the rental property's estimated net realizable value. As required by GAAP, the Partnership recorded adjustments of $3,196,900 to reduce the carrying value of the rental properties to their estimated net realizable value.

          Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1996. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

12.       NONCASH INVESTING ACTIVITY

          During 1996, five of the Local Limited Partnerships incurred costs in the aggregate of $118,014 for buildings and equipment which are included in trade payables as of December 31, 1996. Included in trade payables as of December 31, 1995 is $133,008 of such costs incurred by five of the Local Limited Partnerships.

13.       DRUG ELIMINATION GRANT PROGRAM

          Three of the Local Limited Partnerships have entered into a grant agreement with HUD under the Drug Elimination Grant Program (the Program) to assist in the elimination of illegal drugs and the associated crime at the property. The grant agreements are dated September 1994, June and July 1995, respectively. The total awards amount of the grants is $422,493. During 1996, 1995 and 1994, respectively, the Partnerships incurred $78,691, $24,221 and $148,272 of costs under the Program of which $194,034 have been capitalized in rental property and revenue in the amount of $62,223, $24,221 and $148,272 under the Program is included in other revenue. The Partnership records any allowable unreimbursed expenses as a receivable and any funds received in excess of expenses as deferred revenue.

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

15.       FUTURE OPERATIONS AND CASH FLOWS

          Nine of the Local Limited Partnerships continued existence as a going concern is dependent on the Local Limited Partnerships' ability to pay principal and interest obligations under their deferred acquisition notes or negotiate further amendments of the terms of the notes. One note, in the amount of $4,267,881 which includes accrued interest, became due during 1996. The remaining eight notes, in the amount of $21,641,958 including accrued interest as of December 31, 1996, will become due in 1997. The total assets, deficit, revenues and net loss of these Local Limited Partnerships with deferred acquisition notes due in 1996 and 1997, represent 49%, 76%, 51% and 28%, respectively, of the applicable amounts included in the accompanying combined financial statements as of December 31, 1996 and for the year then ended.

          Management's intentions are to negotiate with the lenders to extend or potentially buy the note at a discounted amount. There are no assurances that management's efforts to negotiate will be successful. Should the Local Limited Partnerships default on the deferred acquisition note, the note holders can assume all the interest in the Local Limited Partnerships, and the partners in the Local Limited Partnerships may incur adverse tax consequences. The impact of the tax consequences is dependent on each partner's individual tax situation.

16.       FIRE LOSS CONTINGENCY

          In December 1996, a fire occurred at the Meadows East project site. The fire damages and lost rents are estimated to be $277,500. Management believes that all damages will be recovered through insurance proceeds less a $2,500 deductible. As of December 31, 1996, no adjustments related to the fire have been reflected in the financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


17.       CONTINGENCY

          In accordance with the FASB Statement No. 121 (the "Statement"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Local Limited Partnerships record impairment losses on their rental properties when events and circumstances indicate that the asset might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Local Limited Partnerships, listed below, estimates of cash flows anticipate that they will be able to successfully refinance, restructure, or renegotiate their deferred acquisition notes payable which are becoming due at dates ranging from 1996 to 1999. If the Local Limited Partnerships are unsuccessful in their efforts, the Local Limited Partnerships' estimates of undiscounted cash flows will change resulting in the need to write down the rental properties to fair value.

          Hurbell II Limited Partnership
          Esbro Limited Partnership
          Meadows East Apartments Limited Partnership
          Menlo Limited Partnership
          Rockwell Limited Partnership
          Hurbell III Limited Partnership
          San Juan Del Centro Limited Partnership
          Tinker Creek Limited Partnership
          West Oak Village Limited Partnership