Form 10-Q
period 1997-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1997-05-12
CIK 762859

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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



                         8065 LEESBURG PIKE, SUITE 400
                             VIENNA, VIRGINIA 22182
                    (Address of principal executive offices)
                                   (Zip Code)


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
                        STATEMENTS OF FINANCIAL POSITION


                                                                            March 31,
                                                                               1997           December 31,
                                                                           (Unaudited)             1996
                                                                           -----------        -------------
                             ASSETS
                             ------

Cash and cash equivalents                                                 $    36,606           $    37,396
Investments in and advances to Local Limited Partnerships (Note 2)          4,243,095             4,241,127
                                                                          -----------           -----------

                                                                          $ 4,279,701           $ 4,278,523
                                                                          ===========           ===========

                LIABILITIES AND PARTNERS' DEFICIT
                ---------------------------------

Liabilities:
   Deferred acquisition notes payable to General Partner                   $2,414,468            $2,414,468
   Accrued interest on deferred acquisition notes payable to
     General Partner                                                        2,878,350             2,817,988
   Administrative and reporting fee payable to General Partner (Note 3)     1,053,115             1,018,803
   Other accrued expenses                                                      51,445                39,445
                                                                          -----------           -----------

                                                                            6,397,378             6,290,704
                                                                          -----------           -----------

Partners' deficit:
   General Partner -- The National Housing Partnership (NHP)                 (176,266)             (175,211)
   Original Limited Partner -- 1133 Fifteenth Street Two Associates          (181,166)             (180,111)
   Other Limited Partners -- 18,300 investment units                       (1,760,245)           (1,656,859)
                                                                          -----------           -----------

                                                                           (2,117,677)           (2,012,181)
                                                                          -----------           -----------

                                                                          $ 4,279,701           $ 4,278,523
                                                                          ===========           ===========

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                     Three Months Ended March 31,
                                                                  ----------------------------------
                                                                     1997                      1996
                                                                  ---------                 --------
         REVENUES:
            Share of income from Local Limited Partnerships       $   1,968                 $ 81,357
            Interest income                                             332                    1,543
                                                                  ---------                 --------

                                                                      2,300                   82,900
                                                                  ---------                 --------

         COSTS AND EXPENSES:
            Administrative and reporting fees to
              General Partner (Note 3)                               34,312                   34,312
            Interest on deferred acquisition notes
              to General Partner 60,362                              60,362                   60,362
            Interest on partner loans                                 -                          753
            Other operating expenses                                 13,122                   14,806
                                                                  ---------                 --------

                                                                    107,796                  110,233
                                                                  ---------                 --------

         NET LOSS                                                 $(105,496)                $(27,333)
                                                                  =========                 ========

         NET LOSS ASSIGNABLE TO LIMITED PARTNERS                  $(103,386)                $(26,787)
                                                                  =========                 ========

         NET LOSS PER LIMITED PARTNERSHIP
           INTEREST                                               $      (6)                $     (1)
                                                                  =========                 ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)



                                         The National         1133
                                           Housing         Fifteenth        Other
                                         Partnership       Street Two      Limited
                                            (NHP)          Associates      Partners          Total
                                         -----------       ----------    ------------     -----------
Deficit at January 1, 1997               $(175,211)       $(180,111)     $(1,656,859)     $(2,012,181)

Net loss -- three months ended
  March 31, 1997                            (1,055)          (1,055)        (103,386)        (105,496)
                                         ---------        ---------     ------------     ------------

Deficit at March 31, 1997                $(176,266)       $(181,166)     $(1,760,245)     $(2,117,677)
                                         =========        =========      ===========      ===========

Percentage interest at March 31, 1997            1%               1%              98%             100%
                                         =========        =========      ===========      ===========
                                               (A)              (B)              (C)

(A)      General Partner
(B)      Original Limited Partner
(C)      Consists of 18,300 investment units of 0.0085% held by 1,297 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                      Three Months Ended March 31,
                                                                 ------------------------------------
                                                                    1997                      1996
                                                                 ----------                 ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                              $     332                 $  1,543
   Operating expenses paid                                           (1,122)                  (4,806)
                                                                  ---------                 --------

Net cash used in operating activities                                  (790)                  (3,263)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                             37,396                   30,173
                                                                  ---------                 --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  36,606                 $ 26,910
                                                                  =========                 ========

RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
    Net loss                                                      $(105,496)                $(27,333)
                                                                  ---------                 --------
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Share of income from Local Limited Partnerships             (1,968)                 (81,357)
         Increase in accrued interest on deferred acquisition
           notes                                                     60,362                   60,362
         Increase in accrued interest on partner loans                -                          753
         Increase in administrative and reporting fees
           payable                                                   34,312                   34,312
         Increase in accrued expenses                                12,000                   10,000
                                                                  ---------                 --------

         Total adjustments                                          104,706                   24,070
                                                                  ---------                 --------

    Net cash used in operating activities                         $    (790)                $ (3,263)
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

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund Two's Annual Report filed in Form 10-K for the year ended December 31, 1996.

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of March 31, 1997 and December 31, 1996, investments in nineteen of the twenty-one Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $377,016 and $409,671 of losses from these nineteen Local Limited Partnerships during the three months ended March 31, 1997 and 1996, respectively. As of March 31, 1997 and December 31, 1996, the Partnership has not recognized a total of $21,342,285 and $20,965,269, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS





         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by nineteen of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these nineteen Local Limited Partnerships, has been reduced to zero at March 31, 1997 and December 31, 1996. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments were made during the three months ended March 31, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $592,927 at March 31, 1997.

         The following are combined statements of operations for the three months ended March 31, 1997 and 1996, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended March 31,
                                                                 -------------------------------------
                                                                     1997                      1996
                                                                 ------------             ------------
         Rental income                                             $3,620,595               $3,664,956
         Other income                                                 154,860                   93,573
                                                                   ----------               ----------

             Total income                                           3,775,455                3,758,529
                                                                   ----------               ----------

         Operating expenses                                         2,452,912                2,423,485
         Interest, taxes and insurance                              1,094,658                1,091,910
         Depreciation                                                 608,976                  573,390
                                                                   ----------               ----------

             Total expenses                                         4,156,546                4,088,785
                                                                   ----------               ----------

         Net loss                                                  $ (381,091)              $ (330,256)
                                                                   ==========               ==========

         National Housing Partnership Realty Fund Two
           share of losses                                         $ (375,048)              $ (328,314)
                                                                   ==========               ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the three month periods ended March 31, 1997 and 1996, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $34,312 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership was $1,053,115 and $1,018,803 at March 31, 1997 and December 31, 1996, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which many affiliated properties receive rental subsidies. One such proposal has recently been introduced in the U.S. Senate, and two such proposals have recently been introduced in the U.S. House of Representatives. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but utilize varying approaches to achieve that goal. Congress is currently also considering various proposals for the renewal of Section 8 contracts that will expire during the federal fiscal year 1998 (October 1997 through September 1998). While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Net cash used in operations for the three months ended March 31, 1997 was $790 as compared to $3,263 for the three months ended March 31, 1996. The decrease in cash used in operations resulted from a decrease in operating expenses paid, partially offset by a decrease in interest received during the three months ended March 31, 1997, compared to the three months ended March 31, 1996.

No working capital advances or repayments were made to the Local Limited Partnerships during the three months ended March 31, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $592,927 at March 31, 1997. Future advances made to the nineteen Local Limited Partnerships' properties whose investments have been reduced to zero, will be charged to operations; likewise, future repayments from these properties will be credited to operations.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1997, investments in nineteen Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the three months March 31, 1997 and 1996. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $36,606 at March 31, 1997. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1997, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancings of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 1997, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $1,053,115 for administrative and reporting services performed. The payment of these unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Nineteen of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships and, as discussed below, mature between 1996 and 1999. In the event of a default on the notes, the noteholders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

The West Oak Village note finally matured on November 30, 1996. The General Partner is negotiating with the note holders to extend the maturity date of the note to protect the interests of the Partnership. In addition, the deferred acquisition notes of eight of the other Local Limited Partnerships mature during 1997. Due to weak rental market conditions where some of the Properties are located, the General Partner believes the amount due on the deferred acquisition notes may likely exceed the value to be obtained through sale or refinancing opportunities. The General Partner intends to continue negotiations with the note holders to either extend the maturity date of the notes and/or to structure an arrangement under which both the note holders and the partners can receive a financial benefit by having the eligible Properties participate in sale or refinancing opportunities. Should no agreement be reached and the notes mature, absent of sale or refinancing which produces sufficient funds to repay the notes in full, a default would occur on the notes. Such default could lead to a foreclosure by the noteholder of the security underlying the notes such that the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

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




deferred acquisition note interest expense which are noncash in nature. Nineteen of the twenty-one investments in Local Limited Partnerships have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations from these nineteen partnerships. The Partnership has recorded its share of income in the remaining two Local Limited Partnerships which amounted to $1,968 and $81,357 for the three months ended March 31, 1997 and 1996, respectively.

The Partnership's net loss increased to $105,496 for the three months ended March 31, 1997 from a net loss of $27,333 for the three months ended March 31, 1996. Net loss per unit of limited partnership increased from $1 to $6 for the 18,300 units outstanding throughout both periods. The increase in net loss was primarily due to a decrease in the Partnership's share of income from the Local Limited Partnerships. The Partnership did not recognize $377,016 of its allocated share of losses from nineteen Local Limited Partnerships for the three months ended March 31, 1997, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $46,734 between periods, primarily due to an increase in operating expenses and depreciation, partially offset by an increase in other income.

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



                       NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                       --------------------------------------------
                       (Registrant)


                       By:     The National Housing Partnership,
                               its sole General Partner


                       By:     National Corporation for Housing
                               Partnerships, its sole General Partner



May 12, 1997           By:                          /s/
------------                   ----------------------------------------------
                               Jeffrey J. Ochs
                               As Vice President and Chief Accounting Officer