Form 10-Q
period 1997-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1997-08-12
CIK 762859

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Yes  X      No
    ----       ----

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION


                                                                                    June 30,
                                                                                      1997          December 31,
                                                                                   (Unaudited)         1996
                                                                                   -----------      ------------

                                    ASSETS
                                    ------
Cash and cash equivalents                                                          $    34,087      $    37,396
Investments in and advances to Local Limited Partnerships (Note 2)                   4,281,604        4,241,127
                                                                                   -----------      -----------

                                                                                   $ 4,315,691      $ 4,278,523
                                                                                   ===========      ===========

                      LIABILITIES AND PARTNERS' DEFICIT
                      ---------------------------------

Liabilities:
   Deferred acquisition notes payable to General Partner                           $ 2,414,468      $ 2,414,468
   Accrued interest on deferred acquisition notes payable to
     General Partner                                                                 2,938,711        2,817,988
   Administrative and reporting fee payable to General Partner (Note 3)              1,006,207        1,018,803
   Other accrued expenses                                                               19,500           39,445
                                                                                   -----------      -----------

                                                                                     6,378,886        6,290,704
                                                                                   -----------      -----------

Partners' deficit:
   General Partner -- The National Housing Partnership (NHP)                          (175,721)        (175,211)
   Original Limited Partner -- 1133 Fifteenth Street Two Associates                   (180,621)        (180,111)
   Other Limited Partners -- 18,300 investment units                                (1,706,853)      (1,656,859)
                                                                                   -----------      -----------

                                                                                    (2,063,195)      (2,012,181)
                                                                                   -----------      -----------

                                                                                   $ 4,315,691      $ 4,278,523
                                                                                   ===========      ===========


                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                        Three Months Ended         Six Months Ended
                                                                              June 30,                 June 30,
                                                                      ----------------------      --------------------
                                                                          1997         1996        1997         1996
                                                                      ----------     -------     -------     --------
REVENUES:
   Share of income from Local Limited
     Partnerships                                                       $ 59,483   $ 68,992     $ 61,451      $150,349
   Distributions received in excess of investment
     in Local Limited Partnerships                                       103,994     25,000      103,994        25,000
   Interest income                                                           441         69          773         1,612
                                                                        --------   --------     --------      --------

                                                                         163,918     94,061      166,218       176,961
                                                                        --------   --------     --------      --------

COSTS AND EXPENSES:
   Administrative and reporting fees to
     General Partner (Note 3)                                             34,312     34,312       68,624        68,624
   Interest on deferred acquisition notes
     to General Partner                                                   60,361     60,361      120,723       120,723
   Interest on due to General Partner                                        -          766         -            1,519
   Other operating expenses                                               14,763     11,251       27,885        26,057
                                                                        --------   --------     --------      --------

                                                                         109,436    106,690      217,232       216,923
                                                                        --------   --------     --------      --------

NET PROFIT (LOSS)                                                       $ 54,482   $(12,629)    $(51,014)     $(39,962)
                                                                        ========   ========     ========      ========

NET PROFIT (LOSS) ASSIGNABLE TO
  LIMITED PARTNERS                                                      $ 53,392   $(12,375)    $(49,994)     $(39,162)
                                                                        ========   ========     ========      ========

NET PROFIT (LOSS) PER LIMITED
  PARTNERSHIP INTEREST                                                  $      3   $     (1)    $     (3)     $     (2)
                                                                        ========   ========     ========      ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)



                                         The National         1133
                                           Housing         Fifteenth          Other
                                         Partnership       Street Two        Limited
                                            (NHP)          Associates        Partners            Total
                                         -----------       ----------        --------            -----
Deficit at January 1, 1997               $(175,211)       $(180,111)       $(1,656,859)       $(2,012,181)

Net loss -- six months ended
  June 30, 1997                               (510)            (510)           (49,994)           (51,014)
                                         ---------        ---------        -----------        -----------

Deficit at June 30, 1997                 $(175,721)       $(180,621)       $(1,706,853)       $(2,063,195)
                                         =========        =========        ===========        ===========

Percentage interest at June 30, 1997             1%               1%                98%               100%
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                ---------------------------------------
                                                                    1997                      1996
                                                                ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions from Local Limited Partnerships                   $ 20,974                 $   -
   Distributions received in excess of investment in
     Local Limited Partnerships                                     103,994                   25,000
   Payment of administrative and reporting fees to
     General Partner                                                (81,220)                    -
   Interest received                                                    773                    1,612
   Operating expenses paid                                          (47,830)                 (45,767)
                                                                   --------                 --------

   Net cash used in operating activities                             (3,309)                 (19,155)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                             37,396                   30,173
                                                                   --------                 --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 34,087                 $ 11,018
                                                                   ========                 ========

RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
    Net loss                                                       $(51,014)                $(39,962)
                                                                   --------                 --------
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Distributions from Local Limited Partnerships               20,974                     -
         Share of income from Local Limited Partnerships            (61,451)                (150,349)
         Increase in accrued interest on deferred
           acquisition notes                                        120,723                  120,723
         Increase in accrued interest on due to General Partner       -                        1,519
         (Decrease) increase in administrative and reporting
           fees payable                                             (12,596)                  68,624
         Decrease in accrued expenses                               (19,945)                 (19,710)
                                                                   --------                 --------

         Total adjustments                                           47,705                   20,807
                                                                   --------                 --------

    Net cash used in operating activities                          $ (3,309)                $(19,155)
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

         On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The Acquisition was made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties,
         L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership (the "NHP Partnership"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in the NHP Partnership. The NHP Partnership is the general partner of National Housing Partnership Realty Fund Two (a Maryland Limited Partnership) (the "Registrant"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of June 30, 1997 and December 31, 1996, investments in nineteen of the twenty-one Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $764,184 and $724,472 of losses from these nineteen Local Limited Partnerships during the six months ended June 30, 1997 and 1996, respectively. As of June 30, 1997 and December 31, 1996, the Partnership has not recognized a total of $21,729,453 and $20,965,269, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by nineteen of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these nineteen Local Limited Partnerships, has been reduced to zero at June 30, 1997 and December 31, 1996. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments were made during the six months ended June 30, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $592,927 at June 30, 1997.

         The following are combined statements of operations for the three and six months ended June 30, 1997 and 1996, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                       (A MARYLAND LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS


                                   COMBINED STATEMENTS OF OPERATIONS
                                   ---------------------------------

                                            Three Months Ended                  Six Months Ended
                                                 June 30,                           June 30,
                                        -----------------------------    --------------------------------
                                            1997             1996             1997             1996
                                        ------------     ------------    -------------        -----------
Rental income                            $3,652,344       $3,583,598       $7,272,939          $7,248,554
Other income                                 93,088          134,582          247,948             228,155
                                         ----------       ----------       ----------          ----------

   Total income                           3,745,432        3,718,180        7,520,887           7,476,709
                                         ----------       ----------       ----------          ----------

Operating expenses                        2,406,455        2,294,438        4,859,367           4,717,923
Interest, taxes and insurance             1,064,076        1,065,344        2,158,734           2,157,254
Depreciation                                608,414          604,183        1,217,390           1,177,573
                                         ----------       ----------       ----------          ----------

   Total expenses                         4,078,945        3,963,965        8,235,491           8,052,750
                                         ----------       ----------       ----------          ----------

Net loss                                 $ (333,513)      $ (245,785)      $ (714,604)         $ (576,041)
                                         ==========       ==========       ==========          ==========

National Housing Partnership
  Realty Fund Two share of losses        $ (327,685)      $ (245,809)      $ (702,733)         $ (574,123)
                                         ==========       ==========       ==========          ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the six month periods ended June 30, 1997 and 1996, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $68,624 for services provided to the Partnership. The Partnership paid the General Partner $81,220 for these fees during the six months ended June 30, 1997. The Partnership did not make any payments to the General Partner for these fees during the six months ended June 30, 1996. The amount of fees due to the General Partner by the Partnership was $1,006,207 and $1,018,803 at June 30, 1997 and December 31, 1996, respectively.

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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 2,289 units, 84 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. One such proposal has recently been introduced in the U.S. Senate, and two such proposals have recently been introduced in the U.S. House of Representatives. Three such proposals are now pending before Congress. These proposals generally seek to lower subsidized rents to market levels, thereby reducing rent subsidies, and to lower required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's Housing Assistance Payments Contract ("HAP Contract"), with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for that geographical area. Congress has not yet accepted any of these restructuring proposals. With respect to HAP Contracts expiring on or before September 30, 1997, Congress has elected to renew expiring HAP Contracts for one year terms, generally at existing rents. Congress is now considering what action to take with respect to HAP Contracts expiring October 1, 1997 through September 30, 1998. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Net cash used in operations for the six months ended June 30, 1997 was $3,309 as compared to $19,155 for the six months ended June 30, 1996. The decrease in cash used in operations resulted from an increase in distributions and in distributions received in excess of investment in and advances to Local Limited Partnerships, partially offset by an

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                       (A MARYLAND LIMITED PARTNERSHIP)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


increase in payment of administrative and reporting fees to the General Partner during the six months ended June 30, 1997, compared to the six months ended June 30, 1996.

No working capital advances or repayments were made to the Local Limited Partnerships during the six months ended June 30, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $592,927 at June 30, 1997. Future advances made to the nineteen Local Limited Partnerships' properties whose investments have been reduced to zero, will be charged to operations; likewise, future repayments from these properties will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1997, investments in nineteen Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. Cash distributions of $124,968 and $25,000 were received from six and one Local Limited Partnerships during the six months ended June 30, 1997 and 1996, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $34,087 at June 30, 1997. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 1997, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancings of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 1997, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $1,006,207 for administrative and reporting services performed. The payment of these unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

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

Although the West Oak Village note finally matured on November 30, 1996, the General Partner is continuing to negotiate with the note holders to extend the maturity date of the note to protect the interests of the Partnership. In addition, the deferred acquisition notes of eight of the other Local Limited Partnerships mature during the three months ending December 31, 1997. Due to weak rental market conditions where some of the Properties are located, the General Partner believes the amount due on the deferred acquisition notes may likely exceed the value to be obtained through sale or refinancing opportunities. The General Partner intends to continue negotiations with the note holders to either extend the maturity date of the notes and/or to structure an arrangement under which both the note holders and the partners can receive a financial benefit by having the eligible Properties participate in sale or refinancing opportunities. Should no agreement be reached and the notes mature, absent of sale or refinancing which produces sufficient funds to repay the notes in full, a default would occur on the notes. Such default could lead to a foreclosure by the noteholder of the security underlying the notes such that the Partnership may lose its interest in these Local Limited Partnerships.

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate twenty-one rental housing properties. In prior years, results of operations of NHP Realty Fund Two were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Nineteen of the twenty-one investments in Local Limited Partnerships have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations from these nineteen partnerships. The Partnership has recorded its share of income in the remaining two Local Limited Partnerships which amounted to $61,451 and $150,349 for the six months ended June 30, 1997 and 1996, respectively.

The Partnership's net loss increased to $51,014 for the six months ended June 30, 1997 from a net loss of $39,962 for the six months ended June 30, 1996. Net loss per unit of limited partnership increased from $2 to $3 for the 18,300 units outstanding throughout both periods. The increase in net loss was primarily due to a decrease in the Partnership's share of income from the Local Limited Partnerships, partially offset by an increase in distributions received in excess of investment in and advances to Local Limited Partnerships. The Partnership did not recognize $764,184 of its allocated share of losses from nineteen Local Limited Partnerships for the six months ended June 30, 1997, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local
Limited Partnerships, if not limited to its investment account balance, would have increased $128,610 between periods, primarily due to an increase in operating expenses and depreciation, partially offset by an increase in rental income.

PART II - OTHER INFORMATION

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit No.

                 2.1 Real Estate Agreement, dated as of May 22, 1997, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Demeter Holdings Corporation, Phemus Corporation, Capricorn Investors, L.P., J. Roderick Heller, III and NHP Partners Two LLC (Exhibit 2.1 to the Partnership's report on Form 8-K, dated June 3, 1997, is incorporated herein by reference).

         (b)     Report on Form 8-K

                 The Partnership filed a report on Form 8-K, dated June 3,
                 1997, filed with the commission on June 17, 1997, reporting events under Item 1, Changes in Control of the Registrant. The Partnership reported that on June 3, 1997, Apartment
                 Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                       (A MARYLAND LIMITED PARTNERSHIP)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


                 Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The Acquisition was made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"),
                 Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership (the "NHP Partnership"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in the NHP Partnership. The NHP Partnership is the general partner of National Housing Partnership Realty Fund Two (a Maryland Limited Partnership) (the "Registrant"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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



                         NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                         --------------------------------------------
                         (Registrant)


                         By:  The National Housing Partnership,
                              its sole General Partner


                         By:  National Corporation for Housing
                              Partnerships, its sole General Partner



August 12, 1997          By:                       /s/
---------------               -----------------------------------------------
                              Jeffrey J. Ochs
                              As Vice President and Chief Accounting Officer