Form 10-Q
period 1997-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1997-11-13
CIK 762859

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
                        STATEMENTS OF FINANCIAL POSITION


                                                                             September 30,
                                                                                 1997                   December 31,
                                                                              (Unaudited)                   1996
                                                                             -----------                -----------

                                     ASSETS
                                     ------

Cash and cash equivalents                                                    $    30,294                $    37,396
Investments in and advances to Local Limited Partnerships (Note 2)             4,286,430                  4,241,127
                                                                             -----------                -----------

                                                                             $ 4,316,724                $ 4,278,523
                                                                             ===========                ===========

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Liabilities:
     Deferred acquisition notes payable to General Partner                   $ 2,414,468                $ 2,414,468
     Accrued interest on deferred acquisition notes payable to
       General Partner                                                         2,999,073                  2,817,988
     Administrative and reporting fee payable to General Partner (Note 3)      1,040,519                  1,018,803
     Other accrued expenses                                                       28,500                     39,445
                                                                             -----------                -----------

                                                                               6,482,560                  6,290,704
                                                                             -----------                -----------

Partners' deficit:
     General Partner -- The National Housing Partnership (NHP)                  (176,748)                  (175,211)
     Original Limited Partner -- 1133 Fifteenth Street Two Associates           (181,648)                  (180,111)
     Other Limited Partners -- 18,300 investment units                        (1,807,440)                (1,656,859)
                                                                             -----------                -----------

                                                                              (2,165,836)                (2,012,181)
                                                                             -----------                -----------

                                                                             $ 4,316,724                $ 4,278,523
                                                                             ===========                ===========

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
                                                           ------------------------         -----------------------
                                                              1997           1996              1997           1996
                                                           ---------       --------         ---------      --------

           REVENUES:
               Share of income from Local Limited
                 Partnerships                              $   4,826       $  1,337         $  66,277      $151,686
               Distributions and repayments received in
                 excess of investment in Local Limited
                 Partnerships                                    -          120,914           103,994       145,914
               Interest income                                   426          1,012             1,199         2,624
                                                           ---------       --------         ---------      --------

                                                               5,252        123,263           171,470       300,224
                                                           ---------       --------         ---------      --------

           COSTS AND EXPENSES:
               Administrative and reporting fees to
                 General Partner (Note 3)                     34,312         34,312           102,936       102,936
               Interest on deferred acquisition notes
                 to General Partner                           60,362         60,362           181,085       181,085
               Interest on due to General Partner                -               68               -           1,587
               Other operating expenses                       13,219         14,297            41,104        40,354
                                                           ---------       --------         ---------      --------

                                                             107,893        109,039           325,125       325,962
                                                           ---------       --------         ---------      --------

           NET (LOSS) PROFIT                               $(102,641)      $ 14,224         $(153,655)     $(25,738)
                                                           =========       ========         =========      ========

           NET (LOSS) PROFIT ASSIGNABLE TO
             LIMITED PARTNERS                              $(100,587)      $ 13,938         $(150,581)     $(25,224)
                                                           =========       ========         =========      ========

           NET (LOSS) PROFIT PER LIMITED
             PARTNERSHIP INTEREST                          $      (5)      $      1         $      (8)     $     (1)
                                                           =========       ========         =========      ========


                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)



                             The National       1133
                                Housing      Fifteenth         Other
                              Partnership    Street Two       Limited
                                 (NHP)       Associates       Partners          Total
                               ---------     ---------      -----------      -----------

Deficit at January 1, 1997     $(175,211)    $(180,111)     $(1,656,859)     $(2,012,181)

Net loss -- nine months ended
   September 30, 1997             (1,537)       (1,537)        (150,581)        (153,655)
                               ---------     ---------      -----------      -----------

Deficit at September 30, 1997  $(176,748)    $(181,648)     $(1,807,440)     $(2,165,836)
                               =========     =========      ===========      ===========

Percentage interest at
 September 30, 1997                    1%            1%              98%             100%
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                        1997                1996
                                                                     ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Distributions from Local Limited Partnerships                   $  20,974         $  21,849
     Distributions received in excess of investment in
       Local Limited Partnerships                                      103,794           142,476
     Payment of administrative and reporting fees to
       General Partner                                                 (81,220)          (79,179)
     Interest received                                                   1,199             2,624
     Payment of interest on partner loans                                  -              (2,447)
     Operating expenses paid                                           (52,049)          (52,064)
                                                                     ---------         ---------

     Net cash (used in) provided by operating activities                (7,302)           33,259

CASH FLOWS FROM INVESTING ACTIVITIES:
     Repayment of advances from Local Limited Partnerships                 200             3,438
                                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of advances from General Partner                            -             (27,700)
                                                                     ---------         ---------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                          (7,102)            8,997

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                               37,396            30,173
                                                                     ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  30,294         $  39,170
                                                                     =========         =========

RECONCILIATION OF NET LOSS TO NET CASH
   (USED IN) PROVIDED BY OPERATING ACTIVITIES:
      Net loss                                                       $(153,655)        $ (25,738)
                                                                     ---------         ---------
      Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities:
           Repayment of advances to Local Limited Partnerships            (200)           (3,438)
           Distributions from Local Limited Partnerships                20,974            21,849
           Share of income from Local Limited Partnerships             (66,277)         (151,686)
           Increase in accrued interest on deferred
             acquisition notes                                         181,085           181,085
           Decrease in accrued interest on due to General Partner          -                (860)
           Increase in administrative and reporting fees payable        21,716            23,757
           Decrease in accrued expenses                                (10,945)          (11,710)
                                                                     ---------         ---------

           Total adjustments                                           146,353            58,997
                                                                     ---------         ---------

     Net cash (used in) provided by operating activities             $  (7,302)        $  33,259
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS




(2)        INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

           The Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of September 30, 1997 and December 31, 1996, investments in nineteen of the twenty-one Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $1,203,616 and $1,127,954 of losses from these nineteen Local Limited Partnerships during the nine months ended September 30, 1997 and 1996, respectively. As of September 30, 1997 and December 31, 1996, the Partnership has not recognized a total of $22,168,885 and $20,965,269, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

           Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made to a Local Limited Partnership for which the Partnership carries its investment at zero, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by nineteen of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these nineteen Local Limited Partnerships, has been reduced to zero at September 30, 1997 and December 31, 1996. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

           No working capital advances were made by the Partnership to the Local Limited Partnerships during the nine months ended September 30, 1997 and 1996. Repayments of advances of $200 and $3,438 were made to the Partnership during the nine months ended September 30, 1997 and 1996, and were credited as income from operations. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $592,727 at September 30, 1997.

           The following are combined statements of operations for the three and nine months ended September 30, 1997 and 1996, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


                                      COMBINED STATEMENTS OF OPERATIONS
                                      ---------------------------------

                                         Three Months Ended                    Nine Months Ended
                                           September 30,                         September 30,
                                     ---------------------------        ------------------------------
                                        1997             1996               1997               1996
                                     ----------       ----------        -----------        -----------

Rental income                        $3,625,549       $3,638,898        $10,898,488        $10,887,452
Other income                            213,925          118,116            461,873            346,271
                                     ----------       ----------        -----------        -----------

     Total income                     3,839,474        3,757,014         11,360,361         11,233,723
                                     ----------       ----------        -----------        -----------

Operating expenses                    2,534,861        2,430,526          7,394,228          7,148,449
Interest, taxes and insurance         1,181,808        1,122,043          3,340,542          3,279,297
Depreciation                            562,617          615,546          1,780,007          1,793,119
                                     ----------       ----------        -----------        -----------

     Total expenses                   4,279,286        4,168,115         12,514,777         12,220,865
                                     ----------       ----------        -----------        -----------

Net loss                             $ (439,812)      $ (411,101)       $(1,154,416)       $  (987,142)
                                     ==========       ==========        ===========        ===========

National Housing Partnership
   Realty Fund Two share of losses   $ (434,606)      $ (402,145)       $(1,137,339)       $  (976,268)
                                     ==========       ==========        ===========        ===========


(3)        TRANSACTIONS WITH THE GENERAL PARTNER

           During the nine month periods ended September 30, 1997 and 1996, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $102,936 for services provided to the Partnership. The Partnership paid the General Partner $81,220 and $79,179 for these fees during the nine months ended September 30, 1997 and 1996. The amount of fees due to the General Partner by the Partnership was $1,040,519 and $1,018,803 at September 30, 1997 and December 31, 1996, respectively.

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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 2,289 units, 84 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by reducing subsidized rents to market levels, thereby reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Net cash used in operations for the nine months ended September 30, 1997 was $7,302 as compared to net cash provided by operations of $33,259 for the nine months ended September 30, 1996. The change in cash used in/provided by operations resulted from a decrease in distributions received in excess of investment in and advances to Local Limited Partnerships during the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996.

No working capital advances were made by the Partnership to the Local Limited Partnerships during the nine months ended September 30, 1997 and 1996. Repayments of advances of $200 and $3,438 were made to the Partnership during the nine months ended September 30, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $592,727 at September 30, 1997. Future advances made to the nineteen Local Limited Partnerships' properties whose investments have been reduced to zero, will be charged to operations; likewise, future repayments from these properties will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1997, investments in nineteen Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. Cash distributions of $124,768 and $164,325 were received from six Local Limited Partnerships during the nine months ended September 30, 1997 and 1996, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to $30,294 at September 30, 1997. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 1997, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancings of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at September 30, 1997, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $1,040,519 for administrative and reporting services performed. The payment of these unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Nineteen of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and, as discussed below, mature between 1996 and 1999. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships.

The acquisition note related to West Oak Village matured November 30, 1996. On August 20, 1997, the General Partner was successful in reaching an agreement with the note holder to extend the note's maturity date through November 30, 2013. Under the terms of the extension agreement, the Local Limited Partnership must make certain annual payments of interest to the note holder. The first interest payment in the amount of $50,000 was made at the time the agreement to extend the note was reached with the note holder. The General Partner made a loan to the Local

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Limited Partnership to cover the first interest payment of $50,000. The next interest payment will be due on or before December 31, 1997, with future interest payments due on December 31 of each successive year until note maturity in 2013. Annual interest payments are calculated by increasing the previous interest payment by the most recent consumer price index, but by no less than 2% and no more than 5%. For example, assuming the most recent consumer price index was 5%, the interest payment due December 31, 1997, would be calculated by increasing the first interest payment of $50,000 by 5%, resulting in an interest payment due of $52,500. The General Partner is under no obligation to make loans to the Local Limited Partnership to cover future interest payments on the note. Under the terms of the agreement, if an interest payment is not made when due, the note holder may declare the note in default and the Local Limited Partnership would have 30 days to cure the default. If the default is not cured, the Local Limited Partnership agrees within 30 days to transfer its interest in the property to the note holder in full satisfaction of amounts due under the note, with the note holder being responsible for all costs related to the transfer of the property. Should the Partnership lose its interest in West Oak Village, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

The notes related to Mayfair Manor and Esbro (a.k.a. Shadow Pines) matured October 25, 1997, while the note related to Menlo Park matured October 31, 1997. The General Partner has been actively negotiating with the note holders to achieve either an extension of each note's maturity date, a discounted pay-off of the notes or a sale of the properties within the next 18 months to a third party with sale proceeds being shared between the note holders and the Local Limited Partnerships which own the properties. Negotiations are still underway at this time. The notes related to Gulfway Manor, Rockwell Manor and Tinker Creek mature during November 1997, and the notes related to Rodeo Drive, Meadows and Meadows East mature during December 1997. It is the General Partner's intention to negotiate with the note holders of these notes to achieve either an extension of each note's maturity date, a discounted pay-off of the note, or a sale of the property to a third party with sale proceeds being shared by the note holder and the Local Limited Partnership which owns the property. The General Partner has initiated discussions along these lines with respect to Tinker Creek and Rodeo Drive, and is preparing to initiate these negotiations with respect to the other properties. There can be no assurance that the General Partner will be successful in its efforts to reach agreement with any of the note holders. Should no agreement be reached and the notes mature, absent of sale or refinancing which produces sufficient funds to repay the notes in full, a default would occur on the notes. Such default could lead to a foreclosure by the note holder of the security underlying the notes such that the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

All other notes have final maturity dates in 1999.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate twenty-one rental housing properties. In prior years, results of operations of NHP Realty Fund Two were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Nineteen of the twenty-one investments in Local Limited Partnerships have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations from these nineteen partnerships. The Partnership has recorded its share of income in the remaining two Local Limited Partnerships which amounted to $66,277 and $151,686 for the nine months ended September 30, 1997 and 1996, respectively.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Partnership's net loss increased to $153,655 for the nine months ended September 30, 1997 from a net loss of $25,738 for the nine months ended September 30, 1996. Net loss per unit of limited partnership increased from $1 to $8 for the 18,300 units outstanding throughout both periods. The increase in net loss was primarily due to a decrease in the Partnership's share of income from the Local Limited Partnerships, and a decrease in distributions received in excess of investment in and advances to Local Limited Partnerships. The Partnership did not recognize $1,203,616 of its allocated share of losses from nineteen Local Limited Partnerships for the nine months ended September 30, 1997, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $161,071 between periods, primarily due to an increase in operating expenses and depreciation, partially offset by an increase in other income.

PART II - OTHER INFORMATION

ITEM 6  -    EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits

                     Exhibit No.

                     27         Financial Data Schedule.

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



                           NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                           --------------------------------------------
                           (Registrant)


                           By:  The National Housing Partnership,
                                its sole General Partner


                           By:  National Corporation for Housing
                                Partnerships, its sole General Partner



November 10, 1997          By:                        /s/
-----------------               ----------------------------------------------
                                Jeffrey J. Ochs
                                As Vice President and Chief Accounting Officer