Form 10-K
period 1997-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1998-04-15
CIK 762859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                 ANNUAL REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934



  For the fiscal year ended December 31, 1997 ............... Commission file
                            -----------------
                                number 0-14458
                                       -------


 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO (A MARYLAND LIMITED PARTNERSHIP)
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                      MARYLAND                                                 52-1365317
                      --------                                                 ----------
          (State or other Jurisdiction of                                  (I.R.S. Employer
          incorporation or organization)                                 Identification No.)

9200 KEYSTONE CROSSING,   SUITE 500 INDIANAPOLIS, INDIANA                        46240
----------------------------------------------------------                       -----
         (Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code:                 (317) 817-7500
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

Documents incorporated by reference.   NONE
                                       ----

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                          1997 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS


                                     PART I
                                     ------

                                                                                             Page
                                                                                             ----
Item 1.       Business                                                                        2
Item 2.       Properties                                                                      8
Item 3.       Legal Proceedings                                                               8
Item 4.       Submission of Matters to a Vote of Security Holders                             8


                                    PART II
                                    -------

Item 5.       Market for the Registrant's Partnership
                 Interests and Related Partnership Matters                                    9
Item 6.       Selected Financial Data                                                         9
Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                          10
Item 8.       Financial Statements and Supplementary Data                                     13
Item 9.       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                                       34

                                    PART III
                                    --------

Item 10.      Directors and Executive Officers of the Registrant                              35
Item 11.      Executive Compensation                                                          37
Item 12.      Security Ownership of Certain Beneficial
                 Owners and Management                                                        38
Item 13.      Certain Relationships and Related Transactions                                  38

                                    PART IV
                                    -------

Item 14.      Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                                          39

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

        On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of National Housing Partnership Realty Fund Two (a Maryland Limited Partnership) (the "Registrant" or "Partnership"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

        In October 1997, NHP received a subpoena from the Inspector General of the United States Department of Housing and Urban Development ("HUD") requesting documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multifamily projects in exchange for or in connection with property management of a HUD project. AIMCO believes that other owners and managers of HUD projects have received similar subpoenas. Documents relating to certain of NHP's acquisitions of property management rights for HUD projects may be responsive to subpoenas. AIMCO and NHP are in the process of complying with the subpoena and have provided certain documents to the Inspector General, without conceding that they are responsive to the subpoena. AMICO believes that NHP's operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Effective February 13, 1998, counsel for NHP and the U.S. Attorney for the Northern District of California entered into a Tolling agreement relating to certain civil claims the government may have against NHP. Although no action has been initiated against NHP or AIMCO or, to AIMCO's knowledge, any owner of a HUD property managed by NHP or AIMCO, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse affect on the results of operations of AIMCO.

        The Partnership's business is to hold limited partnership interests in twenty-one limited partnerships (Local Limited Partnerships), each of which owns and operates multi-family rental housing properties (Properties) which receive one or more forms of assistance from the Federal Government. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements.

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

        The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

           SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
    IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO HAS AN INVESTMENT

                                                      Financed,       Units Authorized
                                                    Insured and          for Rental      Occupancy Percentage
Property Name, Location and              Number      Subsidized       Assistance Under    for the Year Ended
     Partnership Name                   of Units       Under           Section 8 (C)       December 31, 1997
 -------------------------              --------   --------------     ----------------     -----------------
Anderson Gardens                           200           (A)                 200                  92%
Anderson, South Carolina
 (Hurbell II Limited Partnership)

Caroline Arms                              204           (A)                 161                  95%
Jacksonville, Florida
  (Caroline Arms Limited
  Partnership)


Esbro                                      100           (A)                  99                  98%
Tucson, Arizona
  (Esbro Limited Partnership)


Gulfway Manor                              151           (A)                 151                 100%
Corpus Christie, Texas
  (Gulfway Limited Partnership)

Harold House                                80           (A)                  80                 100%
Jacksonville, Florida
  (Harold House Limited
  Partnership)


Hilltop                                    105           (A)                  55                  93%
Hickory, North Carolina
  (Hilltop Limited Partnership)

Holly Oak                                  100           (A)                  94                  95%
Shelby, North Carolina
  (Hurbell I Limited Partnership)


Kimberton                                  165           (A)                 165                  98%
Newark, Delaware
  (Kimberton Apartments
  Associates Limited Partnership)

                                                      Financed,       Units Authorized
                                                    Insured and          for Rental      Occupancy Percentage
Property Name, Location and              Number      Subsidized       Assistance Under    for the Year Ended
     Partnership Name                   of Units       Under           Section 8 (C)       December 31, 1997
 -------------------------              --------   --------------     ----------------     -----------------
Mayfair                                    140          (A)                139                    97%
Tucson, Arizona
  (Mayfair Manor Limited
  Partnership)

Meadows                                    110          (B)                  0                   100%
Sparks, Nevada
  (Meadows Apartments Limited
  Partnership)

Meadows East                               200          (A)                 63                    96%
Sparks, Nevada
  (Meadows East Apartments
  Limited Partnership)

 Menlo Park                                110          (A)                109                   100%
 Tucson, Arizona
   (Menlo Limited Partnership)

Park Avenue West I                          80          (B)                  0                    99%
Mansfield, Ohio
  (Park Avenue West I
  Limited Partnership)

Park Avenue West II                         80          (A)                 32                    96%
Mansfield, Ohio
  (Park Avenue West II Limited
  Partnership)

Rockwell Manor                             125          (A)                125                   100%
Brownsville, Texas
  (Rockwell Limited Partnership)

Rodeo Drive                                 99          (A)                 98                    97%
Victorville, California
   (Rodeo Drive Limited Partnership)

Royal Oak Gardens                          100          (B)                100                    99%
Kannapolis, North Carolina
   (Hurbell III Limited Partnership)

San Juan del Centro                        150          (A)                150                   100%
Boulder, Colorado
  (San Juan Del Centro Limited
  Partnership)

Tinker Creek                               100          (A)                 99                   100%
Roanoke, Virginia
  (Tinker Creek Limited Partnership)

West Oak Village                           200          (A)                200                    95%
Tulsa, Oklahoma
  (West Oak Village Limited
  Partnership)

Windsor Apartments                         169          (A)                169                    96%
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

        The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                               Subsidized Units        Subsidized Units
                                                Expiring as a            Expiring as a
                              Number         Percentage of Total         Percentage of
                             of Units          Subsidized Units           Total Units
                             --------       ----------------------   ---------------------
      1998                     1,753                  76%                    63%
      1999                       423                  18%                    15%
      2000                         4                   1%                     1%
Thereafter                       109                   5%                     4%
                               -----                 ---                     --
     Total                     2,289                 100%                    83%
                               =====                 ===                     ==

        Of the contracts above expiring during 1998, contracts for 1,320 units expire on or prior to September 30, 1998. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts. The contracts covering the remaining 433 units expire in October and November, 1998. It is uncertain whether the agreements will be renewed, as well as contracts expiring after 1998, and if so, on what terms.

        For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 2,289 units, 83 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

        Three of the Local Limited Partnerships have entered into a grant agreement with HUD under the Drug Elimination Grant Program (the Program) to assist in the elimination of illegal drugs and the associated crime at the property. The grant agreements are dated September 1994, June and July 1995, respectively. The total awards amount of the grants is $422,493. During 1997, 1996 and 1995, respectively, the Local Partnerships incurred $172,002, $78,691 and $24,221 of costs under the Program of which $226,963 have been capitalized in rental property and revenue in the amount of $170,167, $62,223 and $24,221 under the Program is included in other revenue. The Limited Partnerships record any allowable unreimbursed expenses as a receivable and any funds received in excess of expenses as deferred revenue in the accompanying Local Limited Partnerships' combined financial statements.

        Operations at all of the Properties were generally satisfactory during the period.

        As discussed in Note 7 to the Local Limited Partnerships' combined financial statements, nineteen of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owner of each Property. With the exception of West Oak Village Limited Partnership, these notes are due and payable between 1997 and 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

        The West Oak Village Limited Partnership deferred acquisition note matured on November 30, 1996. During 1997, the noteholders entered into an agreement with the West Oak Village Limited Partnership under which the maturity date of the note was extended until November 2013, assuming annual payments of interest are made to the noteholders. Under the terms of the agreement, the Local Limited Partnership must pay the noteholders annual interest on or before December 31, 1997, and every year thereafter, at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. During 1997, the Local Limited Partnership received $50,000 and $51,040, respectively, in partner loans to pay the required annual installment of interest for 1996 and 1997 pursuant to the agreement with the noteholders. At any time prior to the note's maturity, the Local Limited Partnership has an option to pay off the acquisition note at a discount equal to 70% of the property's annual scheduled rent but no less than $700,000. At December 31, 1997, the outstanding principal and related interest, respectively, were $2,046,695 and $2,304,346. There can be no assurance that the Local Limited Partnership will have sufficient cash or that the General Partner will loan additional cash to the Local Limited Partnership, if necessary, to make the annual installment payments required under the Agreement. The failure to make the required payments may result in a loss of interest in this Local Limited Partnership, which may result in the investors incurring adverse tax consequences.

        The Menlo Limited Partnership has a deferred acquisition note which was due on October 31, 1997 with a balance of $2,786,814, including interest, at December 31, 1997. On November 10, 1997, the noteholder notified Menlo Limited Partnership that the note was in default and demanded immediate payment. On January 5, 1998, pursuant to the security agreement of the deferred acquisition note, the noteholder was substituted as sole limited partner of the Local Limited Partnership in place of NHP Realty Fund Two and the noteholder's assignee was substituted as the general partner. With the loss of interest to the noteholder, the Partnership will not receive any future benefits from the Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

        Mayfair Manor and Esbro Limited Partnerships have deferred acquisition notes which matured on October 25, 1997. At December 31, 1997, Mayfair Manor's notes payable principal and interest was $1,654,220 and $1,963,606, respectively, and Esbro's notes payable principal and interest was $1,204,380 and $1,428,966, respectively. Effective February 16, 1998, both Mayfair Manor and Esbro Limited Partnerships executed Amended and Restated Promissory Notes ("ARPN") for each of their deferred acquisition notes. The general terms of the ARPN's require payment of the following upon the earlier of the sale, transfer or refinancing of the underlying property, or October 25, 1999:
                a) the original principal sum of the deferred acquisition note, plus
                b) interest which accrued on such principal at the rate of 9% per annum from the original date to October 25, 1997, plus
                c) interest on the foregoing sums of principal and interest from October 25, 1997 at the rate of 5.54% per annum, compounded annually.
The ARPN's are collateralized by a security interest in the general and limited partnership interests of the Local Limited Partnerships. The note holders were paid an extension fee of $90,000 and $70,000 for Mayfair Manor and Esbro, respectively, which was paid from the proceeds of loans from the General Partner.

        Tinker Creek Limited Partnership has a deferred acquisition note payable due on May 31, 1998. At December 31, 1997, the principal and interest were $940,695 and $1,235,535, respectively. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.C. for the sale of Tinker Creek Apartments. The purchase price for the proposed sale is $1,785,000. Net proceeds of the difference between the $1,785,000 and the mortgage note payable, which was $984,614 at December 31, 1997, will be divided between the holders of the Tinker Creek deferred acquisition note and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds and Tinker Creek Limited Partnership receiving 20%. The closing is scheduled to occur no later than May 29, 1998. The sale may generate taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

        The deferred acquisition notes with respect to Rodeo Drive Limited Partnership have matured and the holders of the notes commenced a civil action seeking to gain control of the general and limited partnership interests of the Rodeo Drive Limited Partnership. Discussions which will result in a transfer of these interests to the note holders are near completion.

        Additionally, four of the Local Limited Partnerships continued existence as going concern is dependent on the Local Limited Partnerships' ability to pay principal and interest obligations under their deferred acquisition notes or negotiate further amendments of the terms of the notes. The notes related to Gulfway Manor and Rockwell Manor Local Limited Partnerships matured in November 1997, and the notes related to Meadows and Meadows East Local Limited Partnerships matured in December 1997. The amount of these notes and related accrued interest is $11,369,502 at December 31, 1997.
A default on any of the aforementioned deferred acquisition notes payable could lead to a foreclosure by the note holder of the security underlying the notes such that the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

        Hilltop Limited Partnership's continued existence as a going concern is dependent on its maintaining a positive cash flow from operations and obtaining additional fundings from partners if positive cash flows are not maintained or the expiring housing assistance contract is not renewed. The General Partner's intentions are to continue to manage the property prudently so that it can maintain positive cash flows.

        The following details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance and deferred acquisition notes and accrued interest on each Property for each of the Local Limited Partnerships as of December 31, 1997:

                                                                                         Deferred
                               NHP Realty Fund Two       Cost of                     Acquisition Notes
                                    Percentage          Ownership      Mortgage             and
         Partnership                Ownership            Interest        Notes       Accrued Interest
 ---------------------------        ---------            --------        -----     ---------------------
 Caroline Arms L.P.                   94.5%             $  868,269     $1,961,371        $3,609,916

 Esbro L.P.                           94.5%                569,295        945,882         2,633,346

 Gulfway L.P.                         94.5%                861,291      1,027,637         2,987,588

 Harold House L.P.                    94.5%                363,546        776,840         1,386,203

 Hilltop L.P.                         94.5%                552,599      1,099,537         1,783,952

 Hurbell I L.P.                       94.5%                376,641      1,116,054         1,320,802

 Hurbell II L.P.                      94.5%                786,764      1,582,537         3,280,595

 Hurbell III L.P.                     94.5%                409,426        927,125         1,501,411

 Kimberton Apts. Assoc. L.P.          94.5%              2,077,958      1,860,368           (a)

 Mayfair Manor L.P.                   94.5%                811,879      1,332,868         3,617,826

 Meadows Apts. L.P.                   94.5%                579,168        693,322         2,519,310

 Meadows East Apts. L.P.              94.5%              1,095,270      2,307,650         3,460,863

 Menlo L.P.                           94.5%                574,781        958,685         2,786,814

 Park Avenue West I  L.P.             94.5%                327,968        506,934         1,615,940

 Park Avenue West II L.P.             94.5%                418,944        606,343         1,204,505

 Rockwell L.P.                        94.5%                637,739      1,265,662         2,401,741

 Rodeo Drive L.P.                     94.5%                599,734      1,108,966         2,282,025

 San Juan del Centro L.P.             94.5%                799,100      1,638,972         3,167,307

 Tinker Creek L.P.                    94.5%                523,202        984,614         2,176,230

                                                                                         Deferred
                               NHP Realty Fund Two       Cost of                     Acquisition Notes
                                    Percentage          Ownership      Mortgage             and
         Partnership                Ownership            Interest        Notes       Accrued Interest
 ---------------------------        ---------            --------        -----     ---------------------
 West Oak Village L.P.                94.5%              1,057,843      1,579,805         4,351,041

 Windsor Apts. Assoc. L.P.            94.5%              2,117,081      2,374,460           (a)

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

          (b) As of December 31, 1997, there were 1,305 registered holders of limited partnership interests (in addition to 1133 Fifteenth Street Two Associates - See Item 1).

          (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 1997.

Item 6.   Selected Financial Data

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                    1997           1996        1995         1994          1993
                                                    ----           ----        ----         ----          ----
Share of (losses) profits from
  Local Limited Partnerships (A)                  $  (26,948)  $   35,643   $  257,939   $  134,558   $   64,689

Loss on investment in Local
  Limited Partnerships                                 -            -            -           (6,673)    (627,979)

Other revenue and expenses:
  Distribution in excess of
    investment in Local Limited
    Partnerships and interest
    income                                           104,266      148,662      217,816      113,508       21,388
  Partnership operating expenses                    (438,003)    (432,008)    (451,515)    (457,308)    (455,718)
                                                  ----------   ----------   ----------   ----------   ----------

Net (loss) profit                                 $ (360,685)  $ (247,703)  $   24,240   $ (215,915)  $ (997,620)
                                                  ==========   ==========   ==========   ==========   ==========

(Loss) profit per unit of limited partnership
  interest based on units outstanding
  during the period                               $      (20)  $      (13)  $        1   $      (12)  $      (55)
                                                   =========    =========    =========    =========    =========

Total assets, at December 31                      $4,216,613   $4,278,523   $4,257,535   $4,029,679   $3,907,927
                                                   =========    =========    =========    =========    =========

Long-term debt - deferred
  acquisition notes payable and
  related accrued interest                        $5,473,903   $5,232,456   $4,991,009   $4,749,562   $4,508,116
                                                  ==========    =========    =========    =========    =========

Cash distributions per unit of
  limited partnership interest                    $    -       $    -       $    -       $   -        $     -
                                                  ==========    =========    =========    =========    =========

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in Local Limited Partnerships. As a result, during 1997, 1996, 1995, 1994 and 1993, $5,806,764, $3,251,206, $1,453,945, $4,942,486 and $2,022,792,
        respectively, of losses from eighteen, seventeen, nineteen, nineteen and nineteen Local Limited Partnerships, have not been recognized by the Partnership. During 1997 and 1996, the Partnership's share of profits in one and two Local Limited

          Partnerships in the amount of $121,189 and $156,104 was offset against prior year losses not taken in the amount of $263,224. The excess profits of $14,069 were offset against distributions taken into income.

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

          As discussed in Note 7 to the Local Limited Partnerships' combined financial statements, nineteen of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owner of each Property. With the exception of West Oak Village Limited Partnership, these notes are due and payable between 1997 and 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

          The West Oak Village Limited Partnership deferred acquisition note matured on November 30, 1996. During 1997, the noteholders entered into an agreement with the West Oak Village Limited Partnership under which the maturity date of the note was extended until November 2013, assuming annual payments of interest are made to the noteholders. Under the terms of the agreement, the Local Limited Partnership must pay the noteholders annual interest on or before December 31, 1997, and every year thereafter, at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. During 1997, the Local Limited Partnership received $50,000 and $51,040, respectively, in partner loans to pay the required annual installment of interest for 1996 and 1997 pursuant to the agreement with the noteholders. At any time prior to the note's maturity, the Local Limited Partnership has an option to pay off the acquisition note at a discount equal to 70% of the property's annual scheduled rent but no less than $700,000. At December 31, 1997, the outstanding principal and related interest, respectively were $2,046,695 and $2,304,346. There can be no assurance that the Local Limited Partnership will have sufficient cash or that the General Partner will loan additional cash to the Local Limited Partnership, if necessary, to make the annual installment payments required under the Agreement. The failure to make the required payments may result in a loss of interest in this Local Limited Partnership, which may result in the investors incurring adverse tax consequences.

          The Menlo Limited Partnership has a deferred acquisition note which was due on October 31, 1997 with a balance of $2,786,814, including interest, at December 31, 1997. On November 10, 1997, the noteholder notified Menlo Limited Partnership that the note was in default and demanded immediate payment. On January 5, 1998, pursuant to the security agreement of the deferred acquisition note, the note holder was substituted as sole limited partner of the Local Limited Partnership in place of NHP Realty Fund Two and the note holder's assignee was substituted as the general partner. With the loss of interest to the note holder, the Partnership will not receive any future benefits from the Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

          Mayfair Manor and Esbro Limited Partnerships have deferred acquisition notes which matured on October 25, 1997. At December 31, 1997, Mayfair Manor's notes payable principal and interest was $1,654,220 and $1,963,606, respectively, and Esbro's notes payable principal and interest was $1,204,380 and $1,428,966, respectively. Effective February 16, 1998, both Mayfair Manor and Esbro Limited Partnerships executed Amended and Restated Promissory Notes ("ARPN") for each of their deferred acquisition notes. The general terms of the ARPN's require payment of the following upon the earlier of the sale, transfer or refinancing of the underlying property, or October 25, 1999:
               a) the original principal sum of the deferred acquisition note, plus
               b) interest which accrued on such principal at the rate of 9% per annum from the original date to October 25, 1997, plus
               c) interest on the foregoing sums of principal and interest from October 25, 1997 at the rate of 5.54% per annum, compounded annually.
The ARPN's are collateralized by a security interest in the general and limited partnership interests of the Local Limited Partnerships. The note holders were paid an extension fee of $90,000 and $70,000 for Mayfair Manor and Esbro, respectively, which was paid from the proceeds of loans from the General Partner.

          Tinker Creek Limited Partnership has a deferred acquisition note payable due on May 31, 1998. At December 31, 1997, the principal and interest were $940,695 and $1,235,535, respectively. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.C. for the sale of Tinker Creek Apartments. The purchase price for the proposed sale is $1,785,000. Net proceeds of the difference between the $1,785,000 and the mortgage note payable, which was $984,614 at December 31, 1997, will be divided between the holders of the Tinker Creek deferred acquisition note and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds and Tinker Creek Limited Partnership receiving 20%. The closing is scheduled to occur no later than May 29, 1998. The sale may generate taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

          The deferred acquisition notes with respect to Rodeo Drive Limited Partnership have matured and the holders of the notes commenced a civil action seeking to gain control of the general and limited partnership interests of the Rodeo Drive Limited Partnership. Discussions which will result in a transfer of these interests to the note holders are near completion.

          Additionally, four of the Local Limited Partnerships continued existence as a going concern is dependent on the Local Limited Partnerships' ability to pay principal and interest obligations under their deferred acquisition notes totaling $11,369,502 at December 31, 1997 or negotiate further amendments of the terms of the notes. The total assets, deficit, revenues and net loss of all Local Limited Partnerships with deferred acquisition notes due in 1997 and 1998, represent 34%, 65%, 38% and 76%, respectively, of the applicable amounts included in the accompanying combined financial statements as of December 31, 1997 and for the year then ended. Should no agreement be reached and absent a sale or refinancing which produces sufficient funds to repay the notes in full, a default would occur on the notes. Such default could lead to a foreclosure by the noteholder of the security underlying the notes such that the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

          All other notes have final maturity dates in 1999.

          During 1996 and 1995, the Partnership repaid borrowings of $27,700 and $170,111 to the General Partner. In 1996 and 1995, $2,447 and $32,097 of interest owed was paid to the General Partner. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Interest accrued for the years ended December 31, 1996 and 1995 was $1,587 and $22,769, respectively. At December 31, 1997 and 1996, the Partnership had no unpaid borrowings or accrued interest due to the General Partner.

          During 1997 and 1995, NHP advanced $137,530 and $53,819 to twenty-one and seven Local Limited Partnerships for insurance and entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. No advances were made during 1996. The Local Limited Partnerships paid $82,689, $38,163 and $10,952 in loans during 1997, 1996 and 1995, respectively, and $134,359, $212,729 and $3,946 in interest on these loans during 1997, 1996, and 1995, respectively. The balances owed to the General Partner by twenty-one and nine Local Limited Partnerships at December 31, 1997 and 1996, was $599,463 and $544,622. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997.

          During 1997, 1996 and 1995 the Partnership made no advances to the Local Limited Partnerships. Repayments of advances of $200, $3,438 and $8,583 and accrued interest of $137, $793 and $1,586 were received from the Local Limited Partnerships during 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the Partnership's net working capital advances amounted to $592,727 and $592,927, respectively. Interest is charged at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997.

          Net cash used in operations for the year ended December 31, 1997, was $14,187 as compared to net cash provided by operations of $31,485 in 1996 and $147,209 in 1995. The change in cash used in operations from 1996 to 1997 was primarily the result of an decrease in distributions received from the Local Limited Partnerships. The decrease in cash provided by operations from 1995 to 1996 resulted from a decrease in distributions received from the Local Limited Partnerships, and by the payment of administration and reporting fees to the General Partner.

          Distributions in excess of investment in Local Limited Partnerships and distributions from Local Limited Partnerships typically represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, certain investments' carrying values have been reduced to zero. For investments in Local Limited Partnerships which have been reduced to zero, cash distributions received are recorded in revenues as distributions in excess of investment in Local Limited Partnerships. For investments in Local Limited Partnerships which have not been reduced to zero, cash distributions received are recorded as distributions from Local Limited Partnerships in the statements of cash flows and reduce the Partnership's investment on the statement of financial position. Cash distributions totaling $124,970, $164,326 and $222,210 were received from six, six and four Local Limited Partnerships, respectively, during the years ended December 31, 1997, 1996 and 1995, respectively. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

          Cash amounted to $23,409 at December 31, 1997. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at December 31, 1997, is dependent on distributions received from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying Properties. The combined underlying operations of the Local Limited Partnerships are projected to generate sufficient excess cash in the form of distributions to continue to fund the operations of the Partnership. However, should the operations of one or more Properties deteriorate, the Partnership may not have the financial capability to support those Properties without assistance from the General Partner. The General Partner is not required to provide funding to the Partnership. Therefore, there can be no assurance that the Partnership or its underlying Properties will have sufficient cash in the future.

          As of December 31, 1997, the Partnership owes the General Partner $1,074,831 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees is predicated on the operations and/or sale or refinancing of the underlying Properties of the Local Limited Partnerships.

Results of Operations

          The Partnership invested as a limited partner in Local Limited Partnerships which operate twenty-one rental housing properties. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued deferred acquisition note interest expense which are noncash in nature. As of December 31, 1997 and 1996, the Partnership had no carrying basis in nineteen of the Local Limited Partnerships and therefore reflected no results of operations, for its share of losses for these Local Limited Partnerships.

          The Partnership incurred a net loss of $360,685 in 1997 compared to a net loss of $247,703 in 1996. Net loss per unit of limited partnership interest increased from $13 in 1996 to $20 in 1997 for the 18,300 units outstanding throughout both years. This was primarily due to an increase in the Partnership's share of losses/profits and a decrease in distributions in excess of investment in Local Limited Partnerships. The Partnership did not recognize $5,806,764 of its allocated share of losses from eighteen Local Limited Partnerships, as the Partnership's net book investment in them was reduced to zero prior to 1997 (see Note 3 to the Partnership's financial statements). During 1997 and 1996, the Partnership's share of profits of one Local Limited Partnerships in the amounts of $121,189 and $156,104, respectively, were offset against prior year losses not taken in the amount of $263,224. The excess profits of $14,069 were offset against distributions taken into income. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $2,647,966 between years. This increase was the primary result of five of the Local Limited Partnerships recognizing impairment losses on their rental property in the amount of $4,240,000 in 1997 compared to $1,625,000 in 1996 (see Note 3 to the Partnership's financial statements).

          The Partnership incurred a net loss of $247,703 in 1996 compared to a net profit of $24,240 in 1995. Net loss per unit of limited partnership interest decreased to $13 in 1996 from a net profit of $1 in 1995 for the 18,300 units outstanding throughout both years. This was primarily due to a decrease in the Partnership's share of profits and distributions in excess of investment in Local Limited Partnerships. The Partnership did not recognize $3,251,206 of its allocated share of losses from seventeen Local Limited Partnerships, as the Partnership's net book investment in them was reduced to zero prior to 1996 (see Note 3 to the Partnership's financial statements). During 1996, the Partnership's share of profits of two Local Limited Partnerships in the amount of $156,104 was offset against prior year losses not taken. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $1,899,096 between years. This increase was the primary result of two of the Local Limited Partnerships recognizing impairment losses on their rental property in the amount of $1,625,000 in 1996 (see Note 3 to the Partnership's financial statements).

          In December 1996, a fire occurred at the Meadows East project site. The fire damages and lost rents of approximately $277,500 were recovered through insurance proceeds less a $2,500 deductible.

Item 8. Financial Statements and Supplementary Data

          The financial statements and supplemental schedule of the Partnership are included on pages 14 through 34 of this report.

Independent Auditors' Report

To The Partners of
  National Housing Partnership Realty Fund Two
Indianapolis, IN

We have audited the accompanying statements of financial position of National Housing Partnership Realty Fund Two (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1997, and the supporting schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Hurbell I Limited Partnership and Rodeo Drive Limited Partnership (investees of the Partnership) for the years ended December 31, 1997, 1996 and 1995 and did not audit Kimberton Apartments Associates Limited Partnership and Windsor Apartments Associates Limited Partnership for the year ended December 31, 1995. The Partnership's investment of zero in the net assets of these investees as of December 31, 1997 and 1996, and of zero, zero and $257,939, respectively, in the net profits of these investees for the years ended December 31, 1997, 1996 and 1995, are included in the accompanying financial statements. The financial statements of these investees were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund Two as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
McLean, VA
March 3, 1998

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION

                                                                       December 31,
                                                  --------------------------------------------------
                                                               1997                 1996
                                                               ----                 ----
                             ASSETS
                             ------

Cash and cash equivalents (Note 2)                          $    23,409          $    37,396
Investments in and advances to Local Limited
  Partnerships (Note 3)                                       4,193,204            4,241,127
                                                             ----------           ----------

                                                            $ 4,216,613          $ 4,278,523
                                                             ==========           ==========

               LIABILITIES AND PARTNERS' DEFICIT
               ---------------------------------

Liabilities:
  Other accrued expenses                                    $    40,745          $    39,445
  Administrative and reporting fees
  payable to General Partner (Note 4)                         1,074,831            1,018,803
  Deferred acquisition notes
  payable to General Partner (Note 5)                         2,414,468            2,414,468
  Accrued interest on deferred
  acquisition notes payable
  to General Partner (Note 5)                                 3,059,435            2,817,988
                                                             ----------           ----------

                                                              6,589,479            6,290,704
                                                             ----------           ----------
Partners' deficit:
  General Partner - The National
    Housing Partnership (NHP)                                  (178,818)            (175,211)
  Original Limited Partner - 1133
    Fifteenth Street Two Associates                            (183,718)            (180,111)
  Other Limited Partners - 18,300
    investment units                                         (2,010,330)          (1,656,859)
                                                             ----------           ----------

                                                             (2,372,866)          (2,012,181)
                                                             ----------           ----------

                                                            $ 4,216,613          $ 4,278,523
                                                             ==========           ==========

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                  Years Ended December 31,
                                                 ------------------------------------------------------------
                                                          1997             1996             1995
                                                          ----             ----             ----
REVENUE:
  Share of profits from Local Limited
    Partnerships (Note 3)                               $   -           $   35,643        $ 257,939
  Distribution in excess of investment in
    Local Limited Partnership                             104,195          145,914          215,161
  Interest income                                              71            2,748            2,655
                                                        ---------       ----------        ---------

                                                          104,266          184,305          475,755
                                                        ---------       ----------        ---------

COSTS AND EXPENSES:
  Share of losses from Local Limited
    Partnerships (Note 3)                                  26,948            -               -
  Administrative and reporting fees to
    General Partner (Note 4)                              137,248          137,248          137,248
  Interest on deferred acquisition notes to
    General Partner (Note 5)                              241,447          241,447          241,447
  Interest on partner loans (Note 4)                        -                1,587           22,769
  Other operating expenses                                 59,308           51,726           50,051
                                                        ---------       ----------        ---------

                                                          464,951          432,008          451,515
                                                        ---------       ----------        ---------

NET (LOSS) PROFIT                                       $(360,685)      $ (247,703)       $  24,240
                                                        =========       ==========        =========
ALLOCATION OF NET (LOSS) PROFIT:
  General Partner - NHP                                 $  (3,607)      $   (2,477)       $     242
  Original Limited Partner - 1133
    Fifteenth Street Two Associates                        (3,607)          (2,477)             242
  Other Limited Partners - 18,300
    investment units                                     (353,471)        (242,749)          23,756
                                                        ---------       ----------        ---------

                                                        $(360,685)      $ (247,703)       $  24,240
                                                        =========       ==========        =========

NET (LOSS) PROFIT PER LIMITED
  PARTNERSHIP INTEREST                                  $     (20)      $      (13)       $       1
                                                        =========       ==========        =========

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' DEFICIT

                                     The National         1133
                                        Housing         Fifteenth         Other
                                      Partnership      Street Two        Limited
                                         (NHP)         Associates        Partners           Total
                                         -----         ----------        --------           -----
Deficit at January 1, 1995             $(172,976)       $(177,876)     $(1,437,866)     $(1,788,718)

   Net profit                                242              242           23,756           24,240
                                       ---------        ---------      -----------      -----------

Deficit at December 31, 1995            (172,734)        (177,634)      (1,414,110)      (1,764,478)

   Net (loss)                             (2,477)          (2,477)        (242,749)        (247,703)
                                       ---------        ---------      -----------      -----------

Deficit at December 31, 1996            (175,211)        (180,111)      (1,656,859)      (2,012,181)

   Net (loss)                             (3,607)          (3,607)        (353,471)        (360,685)
                                       ---------        ---------      -----------      -----------

Deficit at December 31, 1997           $(178,818)       $(183,718)     $(2,010,330)     $(2,372,866)
                                       =========        =========      ===========      ===========

Percentage interest at
  December 31, 1995, 1996
  and 1997                                  1%               1%              98%
                                            ==               ==              ===

                                           (A)               (B)             (C)
                                           ===               ===             ===

(A)    General Partner

(B)    Original Limited Partner

(C) Consists of 18,300 investment units held by 1,305 investors. Each unit represents a .0054% ownership interest.

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                   Years Ended December 31,
                                                     ------------------------------------------------------
                                                           1997             1996             1995
                                                           ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Distributions from Local Limited Partnerships        $   20,975       $   21,850       $   15,632
  Distributions received in excess of investment in
    Local Limited Partnership                             103,995          142,476          206,578
  Interest received                                            71            2,748            2,790
  Payment of administrative and reporting fees to
    General Partner                                       (81,220)         (79,179)          -
  Operating expenses paid                                 (58,008)         (53,963)         (45,694)
  Payment of interest on partner loans                      -               (2,447)         (32,097)
                                                        ---------        ---------        ---------

  Net cash (used in) provided by operating activities     (14,187)          31,485          147,209
                                                        ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of advances to Local Limited Partnerships         200            3,438            8,583
                                                        ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of advances from General Partner                -              (27,700)        (170,111)
                                                        ---------        ---------        ---------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                              (13,987)           7,223          (14,319)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               37,396           30,173           44,492
                                                        ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $   23,409       $   37,396       $   30,173
                                                        =========        =========        =========

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                                          Years Ended December 31,
                                                         ---------------------------------------------------------
                                                                  1997              1996              1995
                                                                  ----              ----              ----
RECONCILIATION OF NET (LOSS) PROFIT TO
  NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES:
Net (loss) profit                                             $(360,685)         $ (247,703)      $   24,240
                                                               --------           ---------        ---------
Adjustments to reconcile net (loss) profit to net cash
  (used in) provided by operating activities:
Share of losses (profits) from Local Limited Partnerships        26,948             (35,643)        (257,939)
Decrease in interest receivable                                   -                   -                  135
Repayment of advances to Local Limited Partnerships                (200)             (3,438)          (8,583)
Distributions from Local Limited Partnerships                    20,975              21,850           15,632
Decrease in deposits held by escrow agents                        -                      28           -
Increase in administrative and reporting fees
  payable to General Partner                                     56,028              58,069          137,248
Increase in accrued interest on acquisition notes
  to General Partner                                            241,447             241,447          241,447
Increase (decrease) in accrued expenses                           1,300              (2,265)           4,357
Decrease in accrued interest on partner loans                     -                    (860)          (9,328)
                                                              ---------           ---------        ---------

  Total adjustments                                             346,498             279,188          122,969
                                                              ---------           ---------        ---------

Net cash (used in) provided by operating activities          $  (14,187)         $   31,485       $  147,209
                                                              =========           =========        =========

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

       On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of National Housing Partnership Realty Fund Two (a Maryland Limited Partnership) (the "Registrant" or "Partnership"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

       Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of the Local Limited Partnerships' profits (see Note 3). An investment account is maintained for each of the limited partnership investments and losses are not taken once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year received. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. Advances to Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

       For purposes of the Statement of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

2.     CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of the following:

                                                              December 31,
                                          --------------------------------------------------
                                                     1997                     1996
                                                     ----                     ----
      Cash in demand accounts                       $   882                  $   938
      Money Market account                           22,527                   36,458
                                                     ------                   ------

                                                    $23,409                  $37,396
                                                     ======                   ======

3.     INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

       The Partnership owns a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships:
Meadows Apartments Limited Partnership, Esbro Limited Partnership, Rodeo Drive Limited Partnership, Menlo Limited Partnership, Mayfair Manor Limited Partnership, Hurbell I Limited Partnership, Hurbell II Limited Partnership, Hurbell III Limited Partnership, Tinker Creek Limited Partnership, Rockwell Limited Partnership, Meadows East Apartments Limited Partnership, Kimberton Apartments Associates Limited Partnership, San Juan del Centro Limited Partnership, Gulfway Limited Partnership, Caroline Arms Limited Partnership, Hilltop Limited Partnership, Harold House Limited Partnership, Park Avenue West I Limited Partnership, West Oak Village Limited Partnership, Park Avenue West II Limited Partnership, and Windsor Apartments Associates Limited Partnership. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize $5,806,764, $3,251,206 and $1,453,945 of losses from seventeen, seventeen and nineteen Local Limited Partnerships during 1997, 1996 and 1995, respectively. During 1997 and 1996, the Partnership's share of profits in one and two Local Limited Partnerships in the amount of $121,189 and $156,104, respectively were offset against prior year losses not taken in the amount of $263,224. The excess profits of $14,069 were offset against distributions taken into income. As of December 31, 1997 and 1996, the Partnership has not recognized $26,650,844 and $20,965,269, respectively, of its allocated cumulative share of losses from nineteen Local Limited Partnerships in which its investment has been reduced to zero.

       The Partnership made no advances to the Local Limited Partnerships during 1997, 1996 and 1995. Advances of $200, $3,438 and $8,583 were repaid to the Partnership in 1997, 1999 and 1995, respectively. In addition, accrued interest of $137, $793 and $1,586 was received in 1997, 1996 and 1995, respectively. During 1993 the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

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

       Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1997 and 1996, and the combined results of operations for each of the three years in the period ended December 31, 1997, are as follows:

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

                          COMBINED FINANCIAL POSITION
                       OF THE LOCAL LIMITED PARTNERSHIPS

                                                                                December 31,
                                                          -----------------------------------------------------
                                                                        1997                 1996
                                                                        ----                 ----
Assets:
  Land                                                             $  5,836,000           $  5,836,000
  Buildings and improvements,
    net of accumulated depreciation of
    $27,420,131 and $26,297,619 and
    impairment losses on rental property of
    $9,131,900 and $4,891,900                                        42,648,549             47,500,704
  Other                                                               6,302,428              6,263,481
                                                                    -----------            -----------

                                                                   $ 54,786,977           $ 59,600,185
                                                                    ===========            ===========

Liabilities and Partners' Deficit
  Liabilities:
    Mortgage notes payable                                         $ 26,655,632           $ 27,667,795
    Acquisition notes payable                                        21,855,789             21,855,789
    Other liabilities                                                31,398,339             29,247,825
                                                                    -----------            -----------

                                                                     79,909,760             78,771,409
  Partners' Deficit:
    National Housing Partnership
      Realty Fund Two                                               (23,529,879)           (17,697,483)
    Other partners                                                   (1,592,904)            (1,473,741)
                                                                    -----------            -----------

                                                                   $ 54,786,977           $ 59,600,185
                                                                    ===========            ===========

                         COMBINED RESULTS OF OPERATIONS
                       OF THE LOCAL LIMITED PARTNERSHIPS

                                                                     Years Ended December 31,
                                                 -----------------------------------------------------------------
                                                              1997            1996             1995
                                                              ----            ----             ----
Revenue                                                   $15,202,877     $ 14,911,882    $ 14,800,269
                                                           ----------      -----------     -----------

Expenses:
  Operating expenses                                       11,806,780       11,418,900      10,914,851
  Financial expenses - primarily interest                     587,538          622,798         802,084
  Interest on acquisition notes                             2,009,732        2,016,964       2,010,088
  Depreciation and amortization                             2,378,144        2,342,774       2,280,329
  Impairment loss on rental property                        4,240,000        1,625,000            -
                                                           ----------      -----------     -----------
                                                           21,022,194       18,026,436      16,007,352
                                                           ----------      -----------     -----------

Net loss                                                  $(5,819,317)    $ (3,114,554)   $ (1,207,083)
                                                           ==========      ===========     ===========

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

       The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Nineteen Local Limited Partnerships operate rental housing projects organized under Section 236 of the National Housing Act. The remaining two Local Limited Partnerships operate projects organized under Section 221(d)(3) of the National Housing Act. Each of the Local Limited Partnerships receives some form of rental assistance from HUD.

       The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                            Subsidized Units        Subsidized Units
                                                              Expiring as a          Expiring as a
                                           Number          Percentage of Total        Percentage of
                                          of Units          Subsidized Units           Total Units
                                          --------       ----------------------   ---------------------
              1998                          1,753                  76%                    63%
              1999                            423                  18%                    15%
              2000                              4                   1%                     1%
        Thereafter                            109                   5%                     4%
                                            -----                 ---                     --

             Total                          2,289                 100%                    83%
                                            =====                 ===                     ==

       Of the contracts above expiring during 1998, contracts for 1,320 units expire on or prior to September 30, 1998. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts. The contracts covering the remaining 433 units expire in October and November, 1998. It is uncertain whether the agreements will be renewed, as well as contracts expiring after 1998, and if so, on what terms.

       For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 2,289 units, 83 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

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

       The deferred acquisition notes of $21,855,789 at both December 31, 1997 and 1996 bear simple interest at rates of 9% or 10% per annum. These notes are nonrecourse and are collateralized by partnership interests in the Local Limited Partnerships. Except for the West Oak Village note which is discussed below, all principal and accrued interest are payable upon the earlier of the sale, transfer, or refinancing of the projects or dates ranging from October 1997 to December 1999. The notes may be prepaid in whole or in part at any time without penalty.

       The West Oak Village Limited Partnership deferred acquisition note matured on November 30, 1996. During 1997, the noteholders entered into an agreement with the West Oak Village Limited Partnership under which the maturity date of the note was extended until November 2013, assuming annual payments of interest are made to the noteholders. Under the terms of the agreement, the Local Limited Partnership must pay the noteholders annual interest on or before December 31, 1997, and every year thereafter, at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. During 1997, the Local Limited Partnership received $50,000 and $51,040, respectively, in partner loans to pay the required annual installment of interest for 1996 and 1997 pursuant to the agreement with the noteholders. At any time prior to the note's maturity, the Local Limited Partnership has an option to pay off the acquisition note at a discount equal to 70% of the property's annual scheduled rent but no less than $700,000. At December 31, 1997, the outstanding principal and related interest, respectively were $2,046,695 and $2,304,346. There can be no assurance that the Local Limited Partnership will have sufficient cash or that the General Partner will loan additional cash to the Local Limited Partnership, if necessary, to make the annual installment payments required under the Agreement. The failure to make the required payments may result in a loss of interest in this Local Limited Partnership, which may result in the partners incurring adverse tax consequences.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

       The Menlo Limited Partnership has a deferred acquisition note which was due on October 31, 1997 with a balance of $2,786,814, including interest, at December 31, 1997. On November 10, 1997, the note holder notified Menlo Limited Partnership that the note was in default and demanded immediate payment. On January 5, 1998, pursuant to the security agreement of the deferred acquisition note, the noteholder was substituted as sole limited partner of the Local Limited Partnership in place of NHP Realty Fund Two and the noteholder's assignee was substituted as the general partner. With the loss of interest to the noteholder, the Partnership will not receive any future benefits from the Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

       Mayfair Manor and Esbro Limited Partnerships have deferred acquisition notes which matured on October 25, 1997. At December 31, 1997, Mayfair Manor's notes payable principal and interest was $1,654,220 and $1,963,606, respectively, and Esbro's notes payable principal and interest was $1,204,380 and $1,428,966, respectively. Effective February 16, 1998, both Mayfair Manor and Esbro Limited Partnerships executed Amended and Restated Promissory Notes ("ARPN") for each of their deferred acquisition notes. The general terms of the ARPN's require payment of the following upon the earlier of the sale, transfer or refinancing of the underlying property, or October 25, 1999:
            a) the original principal sum of the deferred acquisition note, plus
            b) interest which accrued on such principal at the rate of 9% per annum from the original date to October 25, 1997, plus
            c) interest on the foregoing sums of principal and interest from October 25, 1997 at the rate of 5.54% per annum, compounded annually.
The ARPN's are collateralized by a security interest in the general and limited partnership interests of the Local Limited Partnerships. The note holders were paid an extension fee of $90,000 and $70,000 for Mayfair Manor and Esbro, respectively, which was paid from the proceeds of loans from the General Partner.

       Tinker Creek Limited Partnership has a deferred acquisition note payable due on May 31, 1998. At December 31, 1997, the principal and interest were $940,695 and $1,235,535, respectively. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.C. for the sale of Tinker Creek Apartments. The purchase price for the proposed sale is $1,785,000. Net proceeds of the difference between the $1,785,000 and the mortgage note payable, which was $984,614 at December 31, 1997, will be divided between the holders of the Tinker Creek deferred acquisition note and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds and Tinker Creek Limited Partnership receiving 20%. The closing is scheduled to occur no later than May 29, 1998. The sale may generate taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

       The deferred acquisition notes with respect to Rodeo Drive Limited Partnership have matured and the holders of the notes commenced a civil action seeking to gain control of the general and limited partnership interests of the Rodeo Drive Limited Partnership. Discussions which will result in a transfer of these interests to the note holders are near completion.

       Additionally, four of the Local Limited Partnerships continued existence as a going concern is dependent on the Local Limited Partnerships' ability to pay principal and interest obligations under their deferred acquisition notes totaling $11,369,502 at December 31, 1997, or negotiate further amendments of the terms of the notes. The total assets, deficit, revenues and net loss of all Local Limited Partnerships with deferred acquisition notes due in 1997 and 1998, represent 34%, 65%, 38% and 76%, respectively, of the applicable amounts included in the accompanying combined financial statements as of December 31, 1997 and for the year then ended.

       Management's intentions are to negotiate with the remaining lenders to achieve either an extension of each notes maturity date, a discounted pay-off of the notes or a sale of the properties within the next 18 months to a third party with sale proceeds being shared between the noteholders and the Local Limited Partnerships which own the properties. There are no assurances that management's efforts to negotiate will be successful. Should the Local Limited Partnerships default on the deferred acquisition note, the noteholders can assume all the interest in the Local Limited Partnerships, and the partners in the Local Limited Partnerships may incur adverse tax consequences. The impact of the tax consequences is dependent on each partner's individual tax situation.

       Hilltop Limited Partnership's continued existence as a going concern is dependent on its maintaining a positive cash flow from operations and obtaining additional fundings from partners if positive cash flows are not maintained or the expiring housing assistance contract is not renewed. The General Partner's intentions are to continue to manage the property prudently so that it can maintain positive cash flows.

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

       During 1997, Esbro, Gulfway, Meadows Apartments, Meadows East Apartments and Menlo Limited Partnerships recognized impairment losses (noncash) on their rental property in the amounts of $500,000, $740,000, $700,000, $1,450,000 and
$850,000, respectively. Since each of the Local Limited Partnerships is in default of its deferred acquisition note, the Local Limited Partnership's estimate of cash flow includes only its estimate of the fair value of the rental property. As a result of not including cash flow from operations during any anticipated holding period, the estimated cash flow was less than the carrying amount at December 31, 1997. The amount of the impairment loss is the amount by which the carrying value exceeds the fair value of the property. The Local Limited Partnerships used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value.

       During 1996, Park Avenue West II and Hilltop Limited Partnerships recognized impairment losses (noncash) on their rental property in the amounts of $600,000 and $1,025,000, respectively. The Local Limited Partnerships also used the Direct Capitalization Method to estimate the fair value of the rental property.

       Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1997. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

4.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
       PARTNER

       The Partnership accrued administrative and reporting fees payable to the General Partner of $137,248 during 1997, 1996 and 1995. During 1997 and 1996, the Partnership paid the General Partner $81,220 and $79,179 for these fees. No payments were made during 1995 for these fees. The balances owed to NHP for these fees were $1,074,831 and $1,018,803 as of December 31, 1997 and 1996,
respectively.

       During 1996 and 1995, the Partnership repaid borrowings of $27,700 and $170,111 to the General Partner. During 1996 and 1995, $2,447 and $32,097 of interest owed was paid to the General Partner. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997. Interest accrued for the years ended December 31, 1996 and 1995 was $1,587 and $22,769, respectively. At December 31, 1997 and 1996, the Partnership had no unpaid borrowings or accrued interest due to the General Partner.

       An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by fifteen of the Local Limited Partnerships. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a wholly owned subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $1,505,742, $1,356,728 and $1,388,078 for management fees and other services provided to the Local Limited Partnerships during 1997, 1996 and 1995, respectively. As of December 31, 1997 and 1996, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $65,662 and $93,836, respectively.

       Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. At December 31, 1997 and 1996, trade payables include $78,052 and $8,288 due to NHPMC and NHPI, respectively. Total reimbursements earned for salaries and benefits for the years ended December 31, 1997, 1996 and 1995, were approximately $1,766,000, $1,609,000 and $1,597,000, respectively.

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

       A reconciliation follows:

                                                                        Years Ended December 31,
                                                       -------------------------------------------------------
                                                            1997                 1996                  1995
                                                            ----                 ----                  ----
Net (loss) profit per financial statements             $  (360,685)          $  (247,703)        $    24,240

Timing differences in determining
  losses of Local Limited Partnerships:
    Depreciation                                        (1,256,259)           (1,459,546)         (1,444,443)
    Interest on acquisition notes                       (1,068,258)             (702,818)           (537,433)
    Losses taken in excess of financial
      statement investment accounts                     (5,779,829)           (3,239,419)         (1,669,158)
    Accrued interest on partner loans                      123,523                34,037             239,309
    Impairment loss on rental property                   4,155,200             1,592,500             -
    Income due to cancellation of debt                   2,158,519                 -                  -
    Other                                                   54,309              (238,452)            197,997
                                                        ----------            ----------          ----------

Loss per tax return                                    $(1,973,480)          $(4,261,401)        $(3,189,488)
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

       Second, to the establishment of any reserves which the General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership.

       Third, to the Limited Partners, until the Limited Partners have received a return of their capital contributions, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distribution from operations;

       Fourth, to the Limited Partners, until each Limited Partner has received an amount equal to a cumulative noncompounded 12% annual return on its capital contribution, after deduction of (a) an amount equal to 50% of the tax losses allocated to the Limited Partner and (b) prior cash distributions from operations and prior cash distributions from sales or refinancing;

       Fifth, to the General Partner until the General Partner has received a return of its capital contributions, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations;

       Sixth, to the General Partner for disposition and refinancing fees, including prior disposition and refinancing fees which have been accrued but are unpaid;

       Seventh, to the partners with positive capital accounts to bring such accounts to zero; and

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                             A LIMITED PARTNERSHIP
            SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION OF
      LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED
                               DECEMBER 31, 1997

                                                                                                  Cost Capitalized
                                                               Initial Cost to Local               Subsequent to
                                                                Limited Partnership                  Acquisition
                                                               -------------------------------------------------------------





                                                                            Buildings                       Carrying Cost
         Partnership Name               Encumbrances         Land        and Improvements    Improvements    Adjustments
 ---------------------------------------------------------------------------------------------------------------------------
 Caroline Arms Limited                      (1)             $260,000          $4,497,252      $ 1,176,933      $ -
   Partnership

 Esbro Limited Partnership                  (1)              360,000           2,566,446          536,522      (500,000)

 Gulfway Limited Partnership                (1)              300,000           3,484,766          830,873      (740,000)

 Harold House Limited                       (1)               80,000           1,782,230          833,307        -
   Partnership

 Hilltop Limited Partnership                (1)              210,000           2,291,867          422,936    (1,699,227)

 Hurbell I  Limited Partnership             (1)              100,000           2,043,334          418,734        -
   (Holly Oak)

 Hurbell II Limited Partnership             (1)              240,000           3,940,646        1,339,019        -
   (Anderson)

 Hurbell III Limited Partnership            (1)              150,000           1,894,472          609,301        -
   (Royal Oaks)

 Kimberton Apartments Associates            (1)              250,000           5,265,177          928,220        -
   Limited Partnership

 Mayfair Manor Limited                      (1)              450,000           3,720,460          853,505    (1,467,900)
   Partnership

 Meadows Apartments Limited                 (1)              385,000           2,353,256          283,314    (1,329,000)
   Partnership


                                                 Gross Amount at which Carried at
                                                           Close of Period
                                    -------------------------------------------------------------





                                                             Buildings and
         Partnership Name                  Land               Improvements           Total (2) (3)
 ----------------------------------------------------------------------------------------------------
 Caroline Arms Limited                  $260,000                $5,674,185           $ 5,934,185
   Partnership

 Esbro Limited Partnership               360,000                 2,602,968             2,962,968

 Gulfway Limited Partnership             300,000                 3,575,639             3,875,639

 Harold House Limited                     80,000                 2,615,537             2,695,537
   Partnership

 Hilltop Limited Partnership             210,000                 1,015,576             1,225,576

 Hurbell I  Limited Partnership          100,000                 2,462,068             2,562,068
   (Holly Oak)

 Hurbell II Limited Partnership          240,000                 5,279,665             5,519,665
   (Anderson)

 Hurbell III Limited Partnership         150,000                 2,503,773             2,653,773
   (Royal Oaks)

 Kimberton Apartments Associates         250,000                 6,193,397             6,443,397
   Limited Partnership

 Mayfair Manor Limited                   450,000                 3,106,065             3,556,065
   Partnership

 Meadows Apartments Limited              385,000                 1,307,570             1,692,570
   Partnership




                                                                                    Life upon
                                                                                       which
                                                                                   depreciation
                                                                                    in latest
                                                                                  statement of
                                                                                   operations
                                     Accumulated          Date of         Date      is computed
         Partnership Name          Depreciation (3)     Construction    Acquired      (years)
 ------------------------------------------------------------------------------------------------
 Caroline Arms Limited                   $ 2,071,805       1972          4/85          5-50
   Partnership

 Esbro Limited Partnership                 1,028,288       1972          4/85          5-50

 Gulfway Limited Partnership               1,634,996       1970          4/85          5-50

 Harold House Limited                        852,141       1973          5/85          5-50
   Partnership

 Hilltop Limited Partnership                 262,288       1974          4/85          5-50

 Hurbell I  Limited Partnership              762,379       1975          4/85          5-40
   (Holly Oak)

 Hurbell II Limited Partnership            1,660,903       1972          4/85          5-50
   (Anderson)

 Hurbell III Limited Partnership             848,222       1973          4/85          5-50
   (Royal Oaks)

 Kimberton Apartments Associates           2,746,716       1972          4/85          5-30
   Limited Partnership

 Mayfair Manor Limited                     1,352,295       1971          4/85          5-50
   Partnership

 Meadows Apartments Limited                  962,148       1970          5/85          5-50
   Partnership

                                       31

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                             A LIMITED PARTNERSHIP
            SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION OF
      LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED
                               DECEMBER 31, 1997

                                                                                                  Cost Capitalized
                                                               Initial Cost to Local               Subsequent to
                                                                Limited Partnership                  Acquisition
                                                               -------------------------------------------------------------





                                                                            Buildings                       Carrying Cost
         Partnership Name               Encumbrances         Land        and Improvements    Improvements    Adjustments
 ---------------------------------------------------------------------------------------------------------------------------
 Meadows East Apartments Limited            (1)              700,000           4,464,615          559,822    (1,450,000)
   Partnership

 Menlo Limited Partnership                  (1)              315,000            2,655,046         690,406      (850,000)

 Park Avenue West I Limited                 (1)               96,000            1,798,619         238,071    (1,100,000)
   Partnership

 Park Avenue West II Limited                (1)               96,000            1,784,594         213,675    (1,176,904)
   Partnership

 Rockwell Limited Partnership               (1)              250,000            2,872,768         701,509        -

 Rodeo Drive Limited Partnership            (1)              150,000            2,731,817         465,711        -

 San Juan Del Centro Limited                (1)              725,000            3,359,588         913,101        -
   Partnership

 Tinker Creek Limited                       (1)              150,000            2,527,125         461,106       (70,000)
   Partnership

 West Oak Village Limited                   (1)              400,000            4,667,340         888,329        -
   Partnership

 Windsor Apartments Associates              (1)              169,000            5,925,950         459,949        -
   Limited Partnership

 TOTAL,                                                   ---------------------------------------------------------------
 December 31, 1997                                        $5,836,000        $  66,627,368    $ 13,824,343  $ (10,383,031)
                                                          ===============================================================


                                                 Gross Amount at which Carried at
                                                           Close of Period
                                    -------------------------------------------------------------





                                                             Buildings and
         Partnership Name                  Land               Improvements           Total (2) (3)
 ----------------------------------------------------------------------------------------------------
 Meadows East Apartments Limited           700,000                 3,574,437             4,274,437
   Partnership

 Menlo Limited Partnership                 315,000                 2,495,452             2,810,452

 Park Avenue West I Limited                 96,000                   936,690             1,032,690
   Partnership

 Park Avenue West II Limited                96,000                   821,365               917,365
   Partnership

 Rockwell Limited Partnership              250,000                 3,574,277             3,824,277

 Rodeo Drive Limited Partnership           150,000                 3,197,528             3,347,528

 San Juan Del Centro Limited               725,000                 4,272,689             4,997,689
   Partnership

 Tinker Creek Limited                      150,000                 2,918,231             3,068,231
   Partnership

 West Oak Village Limited                  400,000                 5,555,669             5,955,669
   Partnership

 Windsor Apartments Associates             169,000                 6,385,899             6,554,899
   Limited Partnership

 TOTAL,                              ------------------------------------------------------------------
 December 31, 1997                     $ 5,836,000              $ 70,068,680          $ 75,904,680
                                     ==================================================================




                                                                                               Life upon
                                                                                                  which
                                                                                              depreciation
                                                                                               in latest
                                                                                             statement of
                                           Accumulated                                        operations
                                           Depreciation            Date of         Date      is computed
         Partnership Name                     (3)                Construction    Acquired      (years)
 -------------------------------------------------------------------------------------------------------------
 Meadows East Apartments Limited               1,752,869             1975          5/85          5-50
   Partnership

 Menlo Limited Partnership                     1,254,424             1971          4/85          5-50

 Park Avenue West I Limited                      562,198             1969          5/85          5-50
   Partnership

 Park Avenue West II Limited                      97,795             1970          5/85          5-50
   Partnership

 Rockwell Limited Partnership                  1,295,555             1971          5/85          5-50

 Rodeo Drive Limited Partnership               1,022,728             1973          4/85          5-30

 San Juan Del Centro Limited                   1,555,536             1970          4/85          5-50
   Partnership

 Tinker Creek Limited                            957,946             1971          4/85          5-50
   Partnership

 West Oak Village Limited                      1,968,241             1972          4/85          5-50
   Partnership

 Windsor Apartments Associates                 2,770,658             1972          4/85          5-30
   Limited Partnership

 TOTAL,                               ------------------
 December 31, 1997                          $ 27,420,131
                                      ==================

                           See notes to Schedule III.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE III - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED

                               DECEMBER 31, 1997

(1)    Schedule of Encumbrances

                                                                        Deferred
                                                                       Acquisition
                                                                        Notes and
                                                      Mortgage           Accrued
             Partnership Name                           Notes           Interest             Total
             ----------------                           -----           --------             -----
             Caroline Arms Limited Partnership     $  1,961,371       $ 3,609,916       $ 5,571,287
             Esbro Limited Partnership                  945,882         2,633,346         3,579,228
             Gulfway Limited Partnership              1,027,637         2,987,588         4,015,225
             Harold House Limited Partnership           776,840         1,386,203         2,163,043
             Hilltop Limited Partnership              1,099,537         1,783,952         2,883,489
             Hurbell I Limited Partnership            1,116,054         1,320,802         2,436,856
             Hurbell II Limited Partnership           1,582,537         3,280,595         4,863,132
             Hurbell III Limited Partnership            927,125         1,501,411         2,428,536
             Kimberton Apartments Associates
               Limited Partnership                    1,860,368                (a)        1,860,368
             Mayfair Manor Limited Partnership        1,332,868         3,617,826         4,950,694
             Meadows Apartments Limited Partnership     693,322         2,519,310         3,212,632
             Meadows East Apartments
               Limited Partnership                    2,307,650         3,460,863         5,768,513
             Menlo Limited Partnership                  958,685         2,786,814         3,745,499
             Park Ave West I Limited Partnership        506,934         1,615,940         2,122,874
             Park Ave West II Limited Partnership       606,343         1,204,505         1,810,848
             Rockwell Limited Partnership             1,265,662         2,401,741         3,667,403
             Rodeo Drive Limited Partnership          1,108,966         2,282,025         3,390,991
             San Juan del Centro Limited Partnership  1,638,972         3,167,307         4,806,279
             Tinker Creek Limited Partnership           984,614         2,176,230         3,160,844
             West Oak Village Limited Partnership     1,579,805         4,351,041         5,930,846
             Windsor Apartments Associates
               Limited Partnership                    2,374,460                (a)        2,374,460
                                                    -----------       ------------      -----------

               Total                                $26,655,632       $48,087,415       $74,743,047
                                                     ==========        ==========        ==========

(a)Deferred acquisition notes on this property are held by the Partnership and not by the Local Limited Partnership.

(2) The aggregate cost of land for Federal income tax purposes is $5,836,000, and the aggregate costs of buildings and improvements for Federal income tax purposes is $80,143,380. The total of the above-mentioned is $85,979,380.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE III - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED

                               DECEMBER 31, 1997

                                  (CONTINUED)

(3)    Reconciliation of real estate

                                                                   Years Ended December 31,
                                               ---------------------------------------------------------------
                                                            1997             1996            1995
                                                            ----             ----            ----
       Balance at beginning of period                  $79,634,323      $80,002,379      $78,609,174

       Improvements during the period                    1,761,488        1,256,944        1,393,205

       Decrease due to prior year impairment
         losses on rental property                      (1,251,131)           -               -

       Impairment losses on rental property             (4,240,000)      (1,625,000)            -
                                                       -----------      -----------       ----------

       Balance at end of period                        $75,904,680      $79,634,323      $80,002,379
                                                        ==========       ==========       ==========

       Reconciliation of accumulated depreciation
       ------------------------------------------

                                                                   Years Ended December 31,
                                               ---------------------------------------------------------------
                                                            1997             1996            1995
                                                            ----             ----            ----
       Balance at beginning of period                  $26,297,619      $23,959,345      $21,683,515

       Depreciation expense for the period               2,373,643        2,338,274        2,275,830

       Decrease due to prior year impairment
          losses on rental property                     (1,251,131)             -                 -
                                                       -----------       ------------     ------------

       Balance at end of period                        $27,420,131      $26,297,619      $23,959,345
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

Directors of NCHP

       Six individuals comprise the Board of Directors of NCHP. Two directors were appointed by the President of the United States, by and with the advice and consent of the Senate.

       Terry Considine (age 50) was elected Chairman, Chief Executive Officer and a Director of NCHP in 1997. Mr. Considine has been Chairman of the Board of Directors and Chief Executive Officer of AIMCO since July 1994, and was President until July 1997. He is the sole owner of Considine Investment Co. and prior to July 1994 was owner of approximately 75% of Property Asset Management, L.L.C., Limited Liability Company, a Colorado limited liability company, and its related entities (collectively, "PAM"), one of the AIMCO Predecessors. On October 1, 1996, Mr. Considine was appointed Co-Chairman and director of Asset Investors Corp. and Commercial Asset Investors, Inc., two other public real estate investment trusts, and appointed as a director of Financial Assets Management, LLC, a real estate investment trust manager. Mr. Considine has been involved as a principal in a variety of real estate activities, including the acquisition, renovation, development and disposition of properties. Mr. Considine has also controlled entities engaged in other businesses such as television broadcasting, gasoline distribution and environmental laboratories. Mr. Considine received a B.A. from Harvard College, a J.D. from Harvard Law School and is admitted as a member of the Massachusetts Bar. He served as a Colorado State Senator from 1987 - 1992 and in 1992 was the Republican nominee for election to the United States Senate from Colorado.

       Peter K. Kompaniez (age 52) was elected Vice Chairman, President and a Director of NCHP in 1997. Mr. Kompaniez has been Vice President and a Director of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP and President of NHP Partners since June 1997. Since September 1993, Mr. Kompaniez has owned 75% of PDI Realty Enterprises, Inc., a Delaware corporation ("PDI"), one of AIMCO's predecessors, and serves as its President and Chief Executive Officer. From 1986 to 1993, he served as President and Chief Executive Officer of Heron Financial Corporation ("HFC"), a United States holding company for Heron International, N.V.'s real estate and related assets. While at HFC, Mr. Kompaniez administered the acquisition, development and disposition of approximately 8,150 apartment units (including 6,217 units that have been acquired by AIMCO) and 3.1 million square feet of commercial real estate. Prior to joining HFC, Mr. Kompaniez was a senior partner with the law firm of Loeb and Loeb where he had extensive real estate and REIT experience. Mr. Kompaniez received a B.A. from Yale College and a J.D. from the University of California (Boalt Hall).

       Susan R. Baron (age 46) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the of Seeds of Peace Advisory Board and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

       Alan A. Diamonstein (age 66) has been a member of the Virginia House of Delegates since 1967, currently serving as Chairman of the General Laws Committee and a member of the standing committees on Appropriations,

Education and Rules. He is Chairman of the Virginia Housing Study Commission and is a member of the Peninsula Board of Advisors for Signet Bank, the Jamestown-Yorktown Board of Trustees, as well as a number of educational and civic organizations. Mr. Diamonstein is the senior partner in the law firm of Diamonstein, Becker and Staley. He was appointed to the Board of Directors by the President of the United States in October 1994 and continues to serve until the appointment of a successor.

       Leeann Morein (age 43) was elected Senior Vice President Investor Services and a Director of NCHP in 1997. Ms Morein has served as Senior Vice President Investor Services AIMCO since November 1997. Ms. Morein has served as Secretary of AIMCO since July 1994 and from July 1994 until October 1997 also served as Chief Financial Officer. From September 1990 to March 1994, Ms. Morein served as Chief Financial Officer of the real estate subsidiaries of California Federal Bank, including the general partner of CF Income Partners, L.P., a publicly-traded master limited partnership. Ms. Morein joined California Federal in September 1988 as Director of Real Estate Syndications Accounting and became Vice President--Financial Administration in January 1990. From 1983 to 1988, Ms. Morein was Controller of Storage Equities, Inc., a real estate investment trust, and from 1981 to 1983, she was Director of Corporate Accounting for Angeles Corporation, a real estate syndication firm. Ms. Morein worked on the audit staff of Price Waterhouse from 1979 to 1981. Ms. Morein received a B.A. from Pomona College and is a Certified Public Accountant.

       Thomas W. Toomey (age 37) was elected Executive Vice President Finance and Administration and a Director of NCHP in 1997. Mr. Toomey has served as Senior Vice President--Finance and Administration of AIMCO since January 1996 and was promoted to Executive Vice President--Finance and Administration in March 1997. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. From 1981 to 1983, Mr. Toomey was on the audit staff of Kenneth Leventhal & Company. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University and is a Certified Public Accountant.

EXECUTIVE OFFICERS

       The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

       Terry Considine (age 50). See "Directors of NCHP."

       Peter K. Kompaniez (age 52). See "Directors of NCHP."

       Leeann Morein (age 43). See "Directors of NCHP."

       Thomas W. Toomey (age 37). See "Directors of NCHP."

       Joel F. Bonder (age 49) was appointed Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective with the NHP merger. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NCHP since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies.

       Steven D. Ira (age 47) has served as Executive Vice President of NCHP since 1997 and of AIMCO since 1994. From 1987 until July 1994, he served as President of PAM. Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and he is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

       David L. Williams (age 52) has served as Executive Vice President--Operations of NCHP and AIMCO since 1997. Prior to joining AIMCO, Mr. Williams was Senior Vice President of Operations at Evans Withycombe Residential, Inc. from January 1996 to January 1997. Previously, he was Executive Vice President at Equity Residential Properties Trust from October 1989 to December 1995. He has served on National Multi-Housing Council Boards and NAREIT committees. Mr. Williams also served as Senior Vice President of Operations and Acquisitions of US Shelter Corporation from 1983 to 1989. Mr. Williams has been involved in the property management, development and acquisition of real estate properties since 1973. Mr. Williams received his B.A. in education and administration from the University of Washington in 1967.

       Troy D. Butts (age 33) has served as Senior Vice President and Chief Financial Officer of NCHP and AIMCO since November 1997. Prior to joining AIMCO, Mr. Butts served as a Senior Manager in the audit practice of the Real Estate Services Group for Arthur Andersen LLP in Dallas, Texas. Mr. Butts was employed by Arthur Andersen LLP for ten years and his clients were primarily publicly-held real estate companies, including office and multi-family real estate investment trusts. Mr. Butts holds a Bachelor of Business Administration degree in Accounting from Angelo State University and is a Certified Public Accountant.

       (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11. Executive Compensation

       National Housing Partnership Realty Fund Two has no officers or directors. However, as outlined in the prospectus, various fees and reimbursements are paid to the General Partner and its affiliates. Following is a summary of such fees paid or accrued during the year ended December 31, 1997:

       (i) Administrative and reporting fees of $137,248 payable but not yet paid to the General Partner for managing the affairs of the Partnership and for investor services in 1997.

       (ii) Annual partnership administration fees of $157,500 to the General Partner for its services as General Partner of the Local Limited Partnerships. During 1997, $97,955 was paid to the General Partner by the Local Limited Partnerships.

       (iii)An affiliate of the General Partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by fifteen of the Local Limited Partnerships. During 1997, NHPMC and other affiliates of NCHP earned $1,505,742 for management fees and other services provided to the Local Limited Partnerships. At December 31, 1997, $65,662 was due to NHPMC.

       (iv) The Local Limited Partnerships paid NHP $134,359 in interest on operating deficit loans during 1997.

       (v) In 1997, personnel working at the project sites which were managed by NHPMC were NHPI and NHPMC employees, and therefore the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements for salaries and benefits earned for the year ended December 31, 1997, was approximately $1,766,000.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)  Documents filed as part of this report:

            1.  Financial statements

                The financial statements, notes and reports listed below are included herein:

                                                                             Page
                                                                             ----
                       Independent Auditors' Report                           14

                       Statements of Financial Position,
                       December 31, 1997 and 1996                             15

                       Statements of Operations for the Years
                       Ended December 31, 1997, 1996 and 1995                 16

                       Statements of Partners' Deficit
                       for the Years Ended December 31, 1997
                       1996, and 1995                                         17

                       Statements of Cash Flows for the Years Ended
                       December 31, 1997, 1996 and 1995                       18

                       Notes to Financial Statements                          20

                       Schedule III - Real Estate and Accumulated
                       Depreciation of Local Limited Partnerships
                       in which NHP Realty Fund Two has invested,
                       December 31, 1997                                      31

                2.     Financial statement schedules

                       Financial statement schedules for the Registrant:

                       Schedule III is included in the financial statements listed under Item 14(a)(1). All other schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

                       Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a- 3(b): See 3 below.

                3.     Exhibits

                       The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report and are incorporated herein:

                                                                               Page
                                                                               ----
                       Independent Auditors' Reports                           43

                       Combined Statements of Financial
                       Position, December 31, 1997
                       and 1996                                                56

                       Combined Statements of Operations for
                       the Years Ended December 31, 1997,
                       1996 and 1995                                           57

                       Combined Statements of Partners'
                       Deficit for the Years Ended
                       December 31, 1997, 1996 and 1995                        58

                       Combined Statements of Cash Flows for the
                       Years Ended December 31, 1997, 1996 and 1995            59

                       Notes to Combined Financial Statements                  61

                       Exhibit (24) Power of Attorney

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

April 14, 1998                            /s/ Troy D. Butts
--------------                            -----------------------------------------------------------------
Date                                      Troy D. butts
                                          Senior Vice President and Chief
                                          Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

April 14, 1998                            /s/ Troy D. Butts
--------------                            ------------------------------------------------------------------------
Date                                      Troy D. Butts
                                          Senior Vice President and Chief
                                          Financial Officer

April 14, 1998                                                                  *
--------------                     ------------------------------------------------------------------------------
Date                               Terry Considine, Director

April 14, 1998                                                                  *
--------------                     ------------------------------------------------------------------------------
Date                               Susan R. Baron, Director

April 14, 1998                                                                  *
--------------                     ------------------------------------------------------------------------------
Date                               Peter K. Kompaniez, Director

April 14, 1998                                                                  *
--------------                     ------------------------------------------------------------------------------
Date                               Leeann Morein, Director

April 14, 1998                                                                  *
--------------                     ------------------------------------------------------------------------------
Date                               Thomas W. Toomey, Director

April 14, 1998                                                                  *
--------------                     ------------------------------------------------------------------------------
Date                               Alan A. Diamonstein, Director

       This registrant is a limited partnership whose sole general partner, The National Housing Partnership, is also a limited partnership. The sole general partner of The National Housing Partnership is National Corporation for Housing Partnerships. The persons indicated are Directors of National Corporation for Housing Partnerships. Powers of Attorney are on file in Registration Statement No. 33-1141 and as Exhibit 24 to the Partnership's Form 10-K for the fiscal year ended December 31, 1997. Other than the Form 10-K report, no annual report or proxy materials have been sent to security holders.



                            *By Troy D. Butts pursuant to Power of Attorney.

                                  /s/ Troy D. Butts
                                  -----------------

Independent Auditors' Report

To The Partners of
   National Housing Partnership Realty Fund Two
Indianapolis, IN

We have audited the accompanying combined statements of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two (the Partnership) holds a limited partnership interest as of December 31, 1997 and 1996 and the related combined statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hurbell I Limited Partnership, Kimberton Apartments Associates Limited Partnership, Rodeo Drive Limited Partnership and Windsor Apartments Associates Limited Partnership for the years ended December 31, 1997, 1996 and 1995, which statements represent total assets constituting $13,161,880 and $13,378,926 of combined total assets at December 31, 1997 and 1996, respectively, and net (losses) income of $(112,844), $(32,625) and $129,637 of the combined net loss for the three years ended December 31, 1997, 1996 and 1995, respectively. The financial statements of these investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two holds a limited partnership interest as of December 31, 1997 and 1996 and the combined results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that nine Local Limited Partnerships will continue as going concerns. As discussed in
Note 15, conditions exist which raise substantial doubt about the ability of six of the Local Limited Partnerships to continue as going concerns unless they are able to repay, refinance, or restructure their deferred acquisition notes payable which became due in 1997 or will become due in 1998. Also, conditions exist which raise substantial doubt about the ability of one Local Limited Partnership to continue as a going concern unless it is able to maintain positive cash flow and obtain additional fundings from the partners. Management's plans in regard to these matters are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP
McLean, VA
March 3, 1998

Independent Auditor's Report

Partners
Hurbell I Limited Partnership -
  Holly Oak Park Apartments
Vienna, VA

We have audited the accompanying statement of financial position of Hurbell I Limited Partnership (Holly Oak Park Apartments), A Limited Partnership. FHA Project No. 053-44202-LDP-SUP, as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell I Limited Partnership (Holly Oak Park Apartments), A Limited Partnership, at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued reports dated January 16, 1998 on our consideration of the partnership's internal control structure, on its compliance with laws and regulations applicable to the basic financial statements, the major HUD programs, and Affirmative Fair Housing.

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

Russell, Thompson, Butler & Houston
Mobile, Alabama
January 16, 1998

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

Russell, Thompson, Butler & Houston
Mobile, Alabama
January 20, 1996

Independent Auditor's Report

Partners
Kimberton Apartments Associates
Washington, D.C.

We have audited the accompanying statement of financial position of Kimberton Apartments Associates, FHA Project No.032-44013-LD, A Limited Partnership, as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kimberton Apartments Associates at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 22, 1998 on our consideration of Kimberton Apartments Associates' internal control structure and a report dated January 22, 1998 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

J. A. Plumer & Co., P.A.
Bethesda, Maryland
January 22, 1998

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

J. A. Plumer & Co., P.A.
Bethesda, Maryland
February 22, 1996

Independent Auditor's Report

To the Partners
Rodeo Drive Limited Partnership
Washington, D.C.

We have audited the accompanying statement of financial position of Rodeo Drive Limited Partnership (a California limited partnership), FHA Project No. 122-44452-LDP, as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rodeo Drive Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note H to the financial statements, the Partnership is in default on its loan agreement at December 31, 1997, as a result of nonpayment. The lenders have demanded repayment of the loan. Currently, there are no negotiations under way. The Partnership cannot predict what the outcome will be. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 1998 on our consideration of Rodeo Drive Limited Partnership's internal control structure.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Hansen, Hunter & Kibbee, P.C.
Portland, Oregon
January 14, 1998

Independent Auditor's Report

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

Hansen, Hunter & Kibbee, P.C.
Portland, Oregon
January 12, 1996

Independent Auditors' Report

Partners
Windsor Apartments Associates
Washington, D.C.

We have audited the accompanying statement of financial position of Windsor Apartments Associates, FHA Project No. 032-44012-LD-WAH-SUP, A Limited Partnership, as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Apartments Associates as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998 on our consideration of Windsor Apartments Associates' internal control structure and a report dated January 22, 1998 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

J. A. Plumer & Co., P.A.
Bethesda, Maryland
January 22, 1998

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

J. A. Plumer & Co., P.A.
Bethesda, Maryland
February 16, 1996

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF FINANCIAL POSITION

                                                                       December 31,
                                              ----------------------------------------------------------
                                                               1997                 1996
                                                               ----                 ----
                                                 ASSETS
                                                 ------

Cash and cash equivalents                               $   1,021,398        $   1,229,097
Accounts receivable, net (Note 3)                             353,027              236,426
Tenants' security deposits held in trust funds                478,987              460,735
Deposits                                                        1,940                1,800
Prepaid taxes and insurance                                   202,672              182,833
Deferred finance costs                                         70,787               82,958
Mortgage escrow deposits (Note 6)                           4,173,617            4,069,632
Rental property, net (Notes 2, 5, 11 and 17)               48,484,549           53,336,704
                                                          -----------          -----------

                                                         $ 54,786,977         $ 59,600,185
                                                          ===========          ===========

                                 LIABILITIES AND PARTNERS' DEFICIT
                                 ---------------------------------

Liabilities:
  Accounts payable                                      $     956,691        $   1,005,516
  Accrued interest on mortgage notes                           15,010               27,078
  Due to management agent - NHPMC (Note 10)                    65,662               93,836
  Accrued real estate taxes                                   255,842              170,789
  Due to partners (Note 8)                                  1,941,113            1,826,927
  Accrued interest on partner loans (Note 8)                1,431,790            1,305,797
                                                         ------------         ------------

                                                            4,666,108            4,429,943

Tenants' security deposits payable                            475,447              453,766

Deferred income                                                25,158               41,183

Deferred acquisition notes payable (Note 7)                21,855,789           21,855,789

Accrued interest on deferred acquisition notes (Note 7)    26,231,626           24,322,933

Mortgage notes payable (Note 6)                            26,655,632           27,667,795

Partners' deficit                                         (25,122,783)         (19,171,224)
                                                          -----------          -----------

                                                         $ 54,786,977         $ 59,600,185
                                                          ===========          ===========

                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS

                                                                Years Ended December 31,
                                             ---------------------------------------------------------------
                                                       1997               1996               1995
                                                       ----               ----               ----
REVENUE:
  Rental income (Note 4)                           $14,575,762        $14,382,351        $14,362,033
  Interest income                                      159,616            164,594            144,502
  Other income                                         467,499            364,937            293,734
                                                  ------------       ------------       ------------

                                                    15,202,877         14,911,882         14,800,269
                                                    ----------         ----------         ----------

EXPENSES:
  Administrative expenses                              975,114          1,114,080          1,012,712
  Utilities and operating expenses                   5,557,397          5,473,039          5,066,836
  Management and other services
  from related party (Note 10)                       1,505,742          1,356,728          1,388,078
  Salaries and related benefits
  to related party (Note 10)                         1,766,028          1,608,803          1,596,548
  Depreciation and amortization                      2,378,144          2,342,774          2,280,329
  Taxes and insurance                                1,844,999          1,708,750          1,693,177
  Financial expense - primarily
  interest (Note 6 and 8)                              555,233            624,733            696,777
  Interest on acquisition notes (Note 7)             2,009,732          2,016,964          2,010,088
  Annual partnership administrative
  fees to General Partner (Note 8)                     157,500            157,500            157,500
  Impairment loss on rental property (Note 11)       4,240,000          1,625,000             -
  Other entity (income) expenses                        32,305             (1,935)           105,307
                                                 -------------     --------------       ------------

                                                    21,022,194         18,026,436         16,007,352
                                                    ----------         ----------         ----------

NET LOSS                                          $ (5,819,317)      $ (3,114,554)      $ (1,207,083)
                                                   ===========        ===========        ===========

                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT

                                   National
                                   Housing          The
                                 Partnership      National          NHP          NHP
                                 Realty Fund      Housing       Investment    Investment
                                     Two        Partnership     Partners I   Partners III     Total
                               ---------------- -----------     ----------   ------------     -----
Deficit at
  January 1, 1995               $(13,055,480)    $(362,568)   $   (974,848)   $(47,661)   $(14,440,557)

     Reclassifications                 -             1,266          (1,266)      -                -

   Distributions                    (222,210)       (2,351)        (10,579)      -            (235,140)

   Net profit (loss)              (1,196,006)      (12,071)          2,987      (1,993)     (1,207,083)
                                ------------     ---------    ------------    --------     -----------

Deficit at
  December 31, 1995              (14,473,696)     (375,724)       (983,706)    (49,654)    (15,882,780)

   Distributions                    (164,327)       (1,739)         (7,824)      -            (173,890)

     Net loss                     (3,059,460)      (31,145)        (10,581)    (13,368)     (3,114,554)
                                ------------     ---------     -----------     -------    ------------

Deficit at
  December 31, 1996              (17,697,483)     (408,608)     (1,002,111)    (63,022)    (19,171,224)

   Distributions                    (124,970)       (1,322)         (5,950)      -            (132,242)

   Net loss                       (5,707,426)      (58,193)        (52,281)     (1,417)     (5,819,317)
                                ------------     ---------     -----------     --------     -----------

Deficit at
  December 31, 1997             $(23,529,879)    $(468,123)    $(1,060,342)   $(64,439)   $(25,122,783)
                                 ===========      ========      ==========      =======     ===========

 Percentage interest at
  December 31, 1995,
  1996 and 1997                      (A)             (B)             (C)          (D)

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                           LOCAL LIMITED PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                              -------------------------------------------------------
                                                                        1997           1996           1995
                                                                        ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Rental receipts                                                 $14,208,685     $14,218,798    $14,247,811
  Interest receipts                                                   126,799         167,466        147,989
  Other receipts                                                      450,728         340,624        432,856
  Administrative expenses paid                                       (624,837)       (652,722)      (623,205)
  Administrative salaries paid                                     (1,076,274)       (952,158)      (820,438)
  Management fees paid                                             (1,333,768)     (1,202,495)    (1,318,827)
  Computer and Accounting fee paid                                   (157,628)       (167,122)      (157,756)
  Utilities paid                                                   (2,337,446)     (2,350,943)    (2,236,040)
  Operating and maintenance expenses paid                          (3,075,546)     (2,835,883)    (2,621,676)
  Operating and maintenance payroll paid                           (1,092,875)     (1,043,686)    (1,193,198)
  Real estate taxes paid                                             (674,708)       (827,580)      (677,198)
  Payroll taxes paid                                                 (190,977)       (178,544)      (183,746)
  Miscellaneous taxes paid                                            (62,673)        (40,257)       (37,865)
  Property insurance paid                                            (549,321)       (414,744)      (400,295)
  Miscellaneous insurance paid                                       (304,225)       (331,978)      (347,385)
  Interest on mortgage note paid                                     (164,039)       (232,287)      (294,432)
  Mortgage insurance premium paid                                    (127,704)       (132,025)      (138,581)
  Payment of partnership administrative fee to General Partner        (97,955)       (317,094)      (135,623)
  Payment of other partnership entity expenses                         (5,236)         (7,715)       (44,993)
  Interest on partner loans paid                                     (134,498)       (213,522)        (5,532)
  Interest earned on equity funds                                       4,613           3,052        -
  Refund of 1994 over distribution                                      -               7,485         -
  Payment of interest on deferred acquisition note                    (50,000)         -               -
  Miscellaneous financial expenses paid                                (2,723)         (2,911)        (3,530)
                                                                   ----------      ----------      ---------

   Net cash provided by rental operating activities                 2,728,392       2,833,759      3,588,336

  (Increase) decrease in tenants' security deposits
   held in trust fund                                                 (18,152)        (28,582)         1,976

      Increase in tenants' security deposits payable                   21,681          26,357          7,751
                                                                   ----------      ----------     ----------

   Net cash provided by operating activities                        2,731,921       2,831,534      3,598,063
                                                                   ----------      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment purchases                                              (1,719,328)     (1,272,472)    (1,482,236)
  Payment to mortgage escrow deposits                              (3,076,555)     (2,896,278)    (2,910,958)
  Disbursements from mortgage escrow deposits                       3,053,560       2,293,835      2,583,241
  Interest earned on mortgage escrow deposits                         (80,990)        (72,437)       (56,332)
  Decrease (increase) in receivable from mortgagee                     56,178          27,945       (108,675)
                                                                   ----------      ----------    -----------

   Net cash used in investing activities                           (1,767,135)     (1,919,407)    (1,974,960)
                                                                   ----------      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on mortgage notes                          (1,012,163)       (940,247)      (874,157)
  Distributions to partners                                          (132,242)       (173,890)      (235,140)
  Repayment of loans from partners                                    (82,889)        (41,864)       (13,802)
  Loans from General Partner                                           54,809           -             -
  Receivable from management agent                                      -               2,525         (2,525)
                                                                   ----------      ----------     ----------

   Net cash used in financing activities                           (1,172,485)     (1,153,476)    (1,125,624)
                                                                   ----------      ----------     ----------

                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                           LOCAL LIMITED PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                                            Years Ended December 31,
                                                             -------------------------------------------------------
                                                                       1997            1996            1995
                                                                       ----            ----            ----
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                        (207,699)       (241,349)       497,479

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                           1,229,097       1,470,446        972,967
                                                                  -----------     -----------  -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $  1,021,398    $  1,229,097  $   1,470,446
                                                                  ===========     ===========   ============

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

  Net loss                                                       $ (5,819,317)   $ (3,114,554)  $ (1,207,083)
                                                                  -----------     -----------    -----------
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Depreciation                                                  2,378,144       2,342,774      2,280,329
      Mortgagor entity expenses                                     2,460,026       2,421,460      2,532,263
      Impairment loss on rental property                            4,240,000       1,625,000         -
      (Increase) decrease in receivable from tenants, net             (11,622)        (13,930)        12,802
      Decrease in other receivable                                     16,268          47,779         79,107
      (Increase) decrease in receivable for FHA subsidy              (176,862)        (22,005)        54,651
      Decrease (increase) in insurance proceeds receivable             21,584         (25,535)        41,055
      (Increase) decrease in interest receivable                      (22,070)          7,988          6,448
      (Increase) decrease in prepaid taxes and insurance              (19,915)          6,265           (685)
      Increase in deposits                                               (240)          -             -
      (Increase) decrease in tenants security deposits
        held in trust fund                                            (18,152)        (28,582)         1,976
      (Decrease) increase in trade payables                           (97,889)        175,238        (85,961)
      (Decrease) increase in accrued interest on mortgage note        (12,068)          1,941         (2,733)
      Increase (decrease) in accrued real estate taxes                 85,053         (88,136)        44,904
      (Decrease) increase in deferred revenue                         (16,025)        (12,655)        13,613
      (Decrease) increase due to management agent                     (21,270)          8,535         (1,758)
      Decrease in deferred costs                                        7,671           1,446          7,532
      Increase in tenants security deposits payable                    21,681          26,357          7,751
      Refund of 1994 overdistribution                                   -               7,485         -
      Interest income earned on equity funds                            4,613           2,994         -
      Payment of partnership administration fee                       (97,955)       (317,094)      (135,623)
      Payment of other partnership entity expenses                     (5,236)         (7,715)       (44,993)
      Payment of interest on deferred acquisition note                (50,000)          -             -
      Payment of interest on partner loans                           (134,498)       (213,522)        (5,532)
                                                                  -----------     -----------    -----------

      Total adjustments                                             8,551,238       5,946,088      4,805,146
                                                                  -----------     -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        $  2,731,921    $  2,831,534   $  3,598,063
                                                                  ===========     ===========    ===========


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

       On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of National Housing Partnership Realty Fund Two (a Maryland Limited Partnership) (the "Registrant" or "Partnership"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


2.     CHANGE IN ESTIMATE

       Depreciation of the building owned by Hurbell I Limited Partnership has been computed using the straight-line method assuming a 40-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation of the building. Depreciation of the building prior to 1996 was computed using the straight-line method, assuming a 50-year life. This change in estimate did not have a significant impact on the accompanying combined statement of operations.

3.     ACCOUNTS RECEIVABLE

       Accounts receivable consist of the following:
                                                                 December 31,
                                                ---------------------------------------------
                                                            1997                1996
                                                            ----                ----
        Due from tenants                                $  84,213          $   70,607
        Insurance loss claims receivable                    3,951              25,535
        Housing assistance receivable (see Note 4)        221,984              45,122
        Accrued interest receivable                        26,302               4,232
        Grant receivable                                    -                  16,441
        Due from mortgagee                                 58,542             114,720
        Other                                               1,543               1,370
                                                        ---------           ---------

                                                          396,535             278,027

        Less allowance for uncollectible accounts         (43,508)            (41,601)
                                                          -------             -------

        Accounts receivable, net                         $353,027            $236,426
                                                          =======             =======

 4.    HOUSING ASSISTANCE AGREEMENTS

       The Federal Housing Administration (FHA) has contracted with nineteen rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the respective Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years, with two or five-year renewal options. The agreements expire at various dates over the next eleven years. Each Local Limited Partnership has an agreement in effect during 1997. Section 8 contracts are scheduled to expire between 1998 and 2008. The Local Limited Partnerships received a total of $8,864,364, $9,131,418 and $9,275,659 in the form of housing assistance payments during 1997, 1996 and 1995, respectively, which is included in "Rental Income" on the combined statements of operations.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


       The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                       Subsidized Units    Subsidized Units
                                                         Expiring as a       Expiring as a
                                       Number         Percentage of Total    Percentage of
                                      of Units         Subsidized Units         Total Units
                                      --------      ---------------------- ---------------------
                 1998                  1,753                  76%                63%
                 1999                    423                  18%                15%
                 2000                      4                   1%                 1%
           Thereafter                    109                   5%                 4%
                                       -----                 ---                 --

                Total                  2,289                 100%                83%
                                       =====                 ===                 ==

       Of the contracts above expiring during 1998, contracts for 1,320 units expire on or prior to September 30, 1998. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts.

       The contracts covering the remaining 433 units expire in October and November, 1998. It is uncertain whether the agreements will be renewed, as well as contracts expiring after 1998, and if so, on what terms.

       For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 2,289 units, 83 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


5.     RENTAL PROPERTY

       Rental property consists of the following:

                                                           December 31,
                                  -------------------------------------------------------
                                                    1997                1996
                                                    ----                ----
        Land                                  $  5,836,000        $   5,836,000
        Buildings and improvements              58,339,200           63,740,655
        Equipment and furniture                 11,729,480           10,057,668
                                               -----------          -----------

                                                75,904,680           79,634,323
        Less accumulated depreciation          (27,420,131)         (26,297,619)
                                               -----------          -----------

        Rental property, net                  $ 48,484,549         $ 53,336,704
                                               ===========          ===========

6.     MORTGAGE NOTES PAYABLE

       The mortgage notes payable are insured by FHA and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 3% to 8.5% per annum. However, FHA, under an interest reduction contract with the nineteen Section 236 properties, makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year terms of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lenders.

       Under agreements with the mortgage lenders and FHA, the Local Limited Partnerships are required to make monthly escrow deposits for taxes, insurance, and reserves for the replacement of project assets and are subject to restrictions as to operating policies, rental charges, operating expenditures, and distributions to partners.

       Approximate maturities of mortgage notes payable for the next five years and, therefore, are as follows:

                              1998            $  1,089,000
                              1999               1,172,000
                              2000               1,262,000
                              2001               1,359,000
                              2002               1,463,000
                        Thereafter              20,311,000
                                                ----------

                                               $26,656,000
                                                ==========

 7.    DEFERRED ACQUISITION NOTES PAYABLE

        The deferred acquisition notes bear simple interest at rates of 9% or 10% per annum. These notes are nonrecourse and are collateralized by partnership interests in the Local Limited Partnerships. All principal and accrued interest are payable upon the earlier of the sale, transfer, or refinancing of the projects or dates ranging from October 1997 to December 1999. The notes may be prepaid in whole or in part at any time without penalty.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


       Maturities of deferred acquisition notes payable as of December 31, 1997 are as follows:

                             1997             $10,338,589
                             1998                 940,695
                             1999               8,529,810
                                                   -
                             2001                  -
                             Thereafter         2,046,695
                                              -----------

                                              $21,855,789
                                               ==========

       The West Oak Village Limited Partnership deferred acquisition note matured on November 30, 1996. During 1997, the noteholders entered into an agreement with the West Oak Village Limited Partnership under which the maturity date of the note was extended until November 2013, assuming annual payments of interest are made to the noteholders. Under the terms of the agreement, the Local Limited Partnership must pay the noteholders annual interest on or before December 31, 1997, and every year thereafter, at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. During 1997, the Local Limited Partnership received $50,000 and $51,040, respectively, in partner loans to pay the required annual installment of interest for 1996 and 1997 pursuant to the agreement with the noteholders. At any time prior to the note's maturity, the Local Limited Partnership has an option to pay off the acquisition note at a discount equal to 70% of the property's annual scheduled rent but no less than $700,000. At December 31, 1997, the outstanding principal and related interest, respectively were $2,046,695 and $2,304,346. There can be no assurance that the Local Limited Partnership will have sufficient cash or that the General Partner will loan additional cash to the Local Limited Partnership, if necessary, to make the annual installment payments required under the Agreement. The failure to make the required payments may result in a loss of interest in this Local Limited Partnership, which may result in the partners incurring adverse tax consequences.

       Mayfair Manor and Esbro Limited Partnerships have deferred acquisition notes which matured on October 25, 1997. At December 31, 1997, Mayfair Manor's notes payable principal and interest was $1,654,220 and $1,963,606, respectively, and Esbro's notes payable principal and interest was $1,204,380 and $1,428,966, respectively. Effective February 16, 1998, both Mayfair Manor and Esbro Limited Partnerships executed Amended and Restated Promissory Notes ("ARPN") for each of their deferred acquisition notes. The general terms of the ARPN's require payment of the following upon the earlier of the sale, transfer or refinancing of the underlying property, or October 25, 1999:
            a) the original principal sum of the deferred acquisition note, plus
            b) interest which accrued on such principal at the rate of 9% per annum from the original date to October 25, 1997, plus
            c) interest on the foregoing sums of principal and interest from October 25, 1997 at the rate of 5.54% per annum, compounded annually.
The ARPN's are collateralized by a security interest in the general and limited partnership interests of the Local Limited Partnerships. The note holders were paid an extension fee of $90,000 and $70,000 for Mayfair Manor and Esbro, respectively, which was paid from the proceeds of loans from the General Partner.

       The deferred acquisition notes with respect to Rodeo Drive Limited Partnership have matured and the holders of the notes commenced a civil action seeking to gain control of the general and limited partnership interests of the Rodeo Drive Limited Partnership. Discussions which will result in a transfer of these interests to the note holders are near completion. A default on any of the aforementioned deferred acquisition notes payable could lead to a foreclosure by the note holder of the security underlying the notes such that the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

       Five of the remaining Local Limited Partnerships deferred acquisition notes additionally came due during 1997 (see Notes 15 and 16).

8.     DUE TO PARTNERS

       The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of $157,500 annually during 1997, 1996 and 1995. Payments of these fees are made to General Partner without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1997, 1996 and 1995, the Local Limited Partnerships paid $97,955, $317,094 and $135,623, respectively. During 1996, the General Partner returned to one Local Limited Partnership $7,485 representing an overdistribution in 1994. The overdistribution was previously treated as a payment of partnership administration fees. The balances owed to NHP for these fees were $748,923 and $689,378 at December 31, 1997 and 1996, respectively.

       During 1997 and 1995, NHP advanced $137,530 and $53,819 to twenty-one and seven Local Limited Partnerships for insurance and entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. No advances were made during 1996. The Local Limited Partnerships paid $82,689, $38,163 and $10,952 in loans during 1997, 1996 and 1995, respectively, and $134,359, $212,729 and $3,946 in interest on these loans during 1997, 1996, and 1995, respectively. The balances owed to the General Partner by twenty-one and nine Local Limited Partnerships at December 31, 1997 and 1996, was $599,463 and $544,622. Interest is charged at a

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997.

       During 1997, 1996 and 1995 the Partnership made no advances to the Local Limited Partnerships. Repayments of advances of $200, $3,701 and $2,850 and accrued interest of $137, $793 and $1,586 were received from the Local Limited Partnerships during 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the Partnership's net working capital advances amounted to $592,727 and $592,927, respectively. Interest is charged at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997.

       Interest of $260,489, $248,931 and $227,462 was accrued in 1997, 1996 and 1995, respectively, on the above.

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

       A reconciliation follows:

                                                              Years Ended December 31,
                                         --------------------------------------------------------------
                                                 1997                1996                 1995
                                                 ----                ----                 ----
Net loss per financial statements           $(5,819,317)       $(3,114,554)          $(1,207,083)
Timing differences:
  Depreciation                               (1,286,044)        (1,470,974)           (1,501,594)
  Interest on acquisition notes payable        (866,083)          (535,934)             (398,098)
  Rent received in advance                       (5,772)            22,457                (1,028)
  Accrued interest on partner loans             125,992             35,427               253,872
  Impairment loss on rental property          4,240,000          1,625,000                -
  Income due to cancellation of debt          2,284,147              -                    -
  Other                                        (139,340)          (160,662)              113,989
                                             ----------         ----------            ----------

Loss per tax returns                        $(1,466,417)       $(3,599,240)          $(2,739,942)
                                             ==========         ==========            ===========

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


10.    RELATED PARTY TRANSACTIONS

       An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by fifteen of the Local Limited Partnerships under agreements. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a wholly owned subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $1,505,742, $1,356,728 and $1,388,078 for management fees and other services provided to the Local Limited Partnerships during 1997, 1996 and 1995, respectively. As of December 31, 1997 and 1996, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $65,662 and $93,836, respectively.

       Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. At December 31 1997 and 1996, trade payables include $78,052 and $8,288 due to NHPMC and NHPI, respectively. Total reimbursements earned for salaries and benefits for the years ended December 31, 1997, 1996 and 1995, were approximately $1,766,000, $1,609,000 and $1,597,000, respectively.

       Legal services amounting to $857 and $2,219 regarding tenant matters were provided to one of the Local Limited Partnerships during 1997 and 1996, respectively, by Ann S. Barker, Attorney at Law, a related party to Barker Management Incorporated, the management agent for the project operated by that Local Limited Partnership.

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

       During 1997, Esbro, Gulfway, Meadows Apartments, Meadows East Apartments and Menlo Limited Partnerships recognized impairment losses (noncash) on their rental property in the amounts of $500,000, $740,000, $700,000, $1,450,000 and
$850,000, respectively. Since each of the Local Limited Partnerships is in default of its deferred acquisition note, the Local Limited Partnership's estimate of cash flow includes only its estimate of the fair value of the rental property. As a result of not including cash flow from operations during any anticipated holding period, the estimated cash flow was less than the carrying amount at December 31, 1997. The amount of the impairment loss is the amount by which the carrying value exceeds the fair value of the property. The Local Limited Partnerships used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


       During 1996, Park Avenue West II and Hilltop Limited Partnerships recognized impairment losses (noncash) on their rental property in the amounts of $600,000 and $1,025,000, respectively. The Local Limited Partnerships also used the Direct Capitalization Method to estimate the fair value of the rental property.

       Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1997. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

12.    NONCASH INVESTING ACTIVITY

       During 1997, eight of the Local Limited Partnerships incurred costs in the aggregate of $145,422 for buildings and equipment which are included in trade payables as of December 31, 1997. Included in trade payables as of December 31, 1996 is $118,014 of such costs incurred by five of the Local Limited Partnerships.

13.    DRUG ELIMINATION GRANT PROGRAM

       Three of the Local Limited Partnerships have entered into a grant agreement with HUD under the Drug Elimination Grant Program (the Program) to assist in the elimination of illegal drugs and the associated crime at the property. The grant agreements are dated September 1994, June and July 1995, respectively. The total awards amount of the grants is $422,493. During 1997, 1996 and 1995, respectively, the Partnerships incurred $172,002, $78,691 and $24,221 of costs under the Program of which $226,963 have been capitalized in rental property and revenue in the amount of $170,167, $62,223 and $24,221 under the Program is included in other revenue. The Partnership records any allowable unreimbursed expenses as a receivable and any funds received in excess of expenses as deferred revenue.

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

15.    FUTURE OPERATIONS AND CASH FLOWS

       Four of the Local Limited Partnerships continued existence as going concern is dependent on the Local Limited Partnerships' ability to pay principal and interest obligations under their deferred acquisition notes or negotiate further amendments of the terms of the notes. Seven notes, in the amount of $11,369,502 which includes accrued interest became due during 1997. The remaining note, in the amount of $2,176,230 including accrued interest as of December 31, 1997, will become due in 1998.

       The total assets, deficit, revenues and net loss of all Local Limited Partnerships with deferred acquisition notes due in 1997 and 1998, represent 34%, 65%, 38% and 76%, respectively, of the applicable amounts included in the accompanying combined financial statements as of December 31, 1997 and for the year then ended.

       Management's intentions are to negotiate with the lenders to achieve either an extension of each notes maturity date, a discounted pay-off of the notes or a sale of the properties within the next 18 months to a third party

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


with sale proceeds being shared between the note holders and the Local Limited Partnerships which own the properties. There are no assurances that management's efforts to negotiate will be successful. Should the Local Limited Partnerships default on the deferred acquisition note, the note holders can assume all the interest in the Local Limited Partnerships, and the partners in the Local Limited Partnerships may incur adverse tax consequences. The impact of the tax consequences is dependent on each partner's individual tax situation.

       Hilltop Limited Partnership's continued existence as a going concern is dependent on its maintaining a positive cash flow from operations and obtaining additional fundings from partners if positive cash flows are not maintained or the expiring housing assistance contract is not renewed. The General Partner's intentions are to continue to manage the property prudently so that it can maintain positive cash flows.

       The deferred acquisition notes with respect to Rodeo Drive Limited Partnership have matured and the holders of the notes have commenced a civil action seeking to gain control of the general and limited partnership interests of the Rodeo Drive Limited Partnership. Discussions which will result in a transfer of these interests to the noteholders are near completion.

16.    SUBSEQUENT EVENTS

       The Menlo Limited Partnership has a deferred acquisition note which was due on October 31, 1997 with a balance of $2,786,814, including interest, at December 31, 1997. On November 10, 1997, the note holder notified Menlo
Limited Partnership that the note was in default and demanded immediate payment. On January 5, 1998, pursuant to the security agreement of the deferred acquisition note, the noteholder was substituted as sole limited partner of the Local Limited Partnership in place of NHP Realty Fund Two and the note holder's assignee was substituted as the general partner.

       Tinker Creek Limited Partnership has a deferred acquisition note payable due on May 31, 1998. At December 31, 1997, the principal and interest were $940,695 and $1,235,535, respectively. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.C. for the sale of Tinker Creek Apartments. The purchase price for the proposed sale is $1,785,000. Net proceeds of the difference between the $1,785,000 and the mortgage note payable, which was $984,614 at December 31, 1997, will be divided between the holders of the Tinker Creek deferred acquisition note and Tinker Creek Limited Partnership, with the noteholders receiving 80% of the net proceeds and Tinker Creek Limited Partnership receiving 20%. The closing is scheduled to occur no later than May 29, 1998. The sale may generate taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

17.    CONTINGENCY

       In accordance with the FASB Statement No. 121 (the "Statement"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Local Limited Partnerships record impairment losses on their rental properties when events and circumstances indicate that the asset might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Local Limited Partnerships, listed below, estimates of cash flows anticipate that they will be able to successfully refinance, restructure, or renegotiate their deferred acquisition notes payable which are becoming due at dates ranging from 1997 to 1999. If the Local Limited Partnerships are unsuccessful in their efforts, the Local Limited Partnerships' estimates of undiscounted cash flows will change resulting in the need to write down the rental properties to fair value.

       Hurbell II Limited Partnership
       Kimberton Apartments Associates Limited Partnership
       Rockwell Limited Partnership
       Hurbell III Limited Partnership
       San Juan Del Centro Limited Partnership
       Tinker Creek Limited Partnership
       Windsor Apartments Associates Limited Partnership

       The Hurbell I Limited Partnership's current contracts with the Federal Housing Administration for the purpose of providing housing assistance are due to expire during the year 1998. Management has been notified by HUD that continuation of these contracts is assured and will renew on a year to year basis. In the event that housing assistance through the Federal Housing Administration cannot be obtained the Local Limited Partnership has the option of using the "Certificate Vouching Program" which is administered through the local housing authority.