Form 10-Q
period 1998-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1998-05-15
CIK 762859

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                        9200 KEYSTONE CROSSING, SUITE 500
                        INDIANAPOLIS, INDIANA 46240-7602
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (317) 817-7500
              (Registrant's telephone number, including area code)

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
                        STATEMENTS OF FINANCIAL POSITION

                                                                                 March 31,
                                                                                   1998             December 31,
                                                                                (Unaudited)             1997
                                                                                -----------         -----------
                                     ASSETS
Cash and cash equivalents                                                       $    23,071         $    23,409
Investments in and advances to Local Limited Partnerships (Note 2)                4,213,062           4,193,204
                                                                                -----------         -----------

                                                                                $ 4,236,133         $ 4,216,613
                                                                                ===========         ===========

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
    Deferred acquisition notes payable to General Partner                       $ 2,414,468         $ 2,414,468
    Accrued interest on deferred acquisition notes payable to
      General Partner                                                             3,119,797           3,059,435
    Administrative and reporting fee payable to General Partner (Note 3)          1,109,143           1,074,831
    Other accrued expenses                                                           54,495              40,745
                                                                                -----------         -----------

                                                                                  6,697,903           6,589,479
                                                                                -----------         -----------

Partners' deficit:
    General Partner -- The National Housing Partnership (NHP)                      (179,707)           (178,818)
    Original Limited Partner -- 1133 Fifteenth Street Two Associates               (184,607)           (183,718)
    Other Limited Partners -- 18,300 investment units                            (2,097,456)         (2,010,330)
                                                                                -----------         -----------

                                                                                 (2,461,770)         (2,372,866)
                                                                                -----------         -----------

                                                                                $ 4,236,133         $ 4,216,613
                                                                                ===========         ===========

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                             1998              1997
                                                           ---------         ---------
         REVENUES:
             Share of profits from Local Limited
               Partnerships (Note 2)                       $  19,858         $   1,968
             Interest income                                     138               332
                                                           ---------         ---------

                                                              19,996             2,300
                                                           ---------         ---------

         COSTS AND EXPENSES:
             Administrative and reporting fees to
               General Partner (Note 3)                       34,312            34,312
             Interest on deferred acquisition notes
               to General Partner                             60,362            60,362
             Other operating expenses                         14,226            13,122
                                                           ---------         ---------

                                                             108,900           107,796
                                                           ---------         ---------

         NET LOSS                                          $ (88,904)        $(105,496)
                                                           =========         =========
         NET LOSS ASSIGNABLE TO
           LIMITED PARTNERS                                $ (87,126)        $(103,386)
                                                           =========         =========

         NET LOSS PER LIMITED
           PARTNERSHIP INTEREST                            $      (5)        $      (6)
                                                           =========         =========

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)

                                   The National         1133
                                      Housing         Fifteenth             Other
                                    Partnership       Street Two           Limited
                                       (NHP)          Associates           Partners               Total
                                   ------------       ----------          -----------          -----------
Deficit at January 1, 1998          $(178,818)         $(183,718)         $(2,010,330)         $(2,372,866)

Net loss -- three months ended

  March 31, 1998                         (889)              (889)             (87,126)             (88,904)
                                    ---------          ---------          -----------          -----------

Deficit at March 31, 1998           $(179,707)         $(184,607)         $(2,097,456)         $(2,461,770)
                                    =========          =========          ===========          ===========

Percentage interest at

 March 31, 1998                             1%                 1%                  98%                 100%
                                    =========          =========          ===========          ===========
                                          (A)                (B)                  (C)

(A)      General Partner
(B)      Original Limited Partner
(C)      Consists of 18,300 investment units of 0.0085% held by 1,305 investors

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        1998             1997
                                                                      --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Interest received                                                 $    138         $     332
    Operating expenses paid                                               (476)           (1,122)
                                                                      --------         ---------

    Net cash used in operating activities                                 (338)             (790)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                               23,409            37,396
                                                                      --------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 23,071         $  36,606
                                                                      ========         =========

RECONCILIATION OF NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
     Net loss                                                         $(88,904)        $(105,496)
                                                                      --------         ---------
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Share of profits from Local Limited Partnerships              (19,858)           (1,968)
         Increase in accrued interest on deferred
           acquisition notes                                            60,362            60,362
         Increase in administrative and reporting fees payable          34,312            34,312
         Increase in accrued expenses                                   13,750            12,000
                                                                      --------         ---------

         Total adjustments                                              88,566           104,706
                                                                      --------         ---------

    Net cash used in operating activities                             $   (338)        $    (790)
                                                                      ========         =========

                       See notes to financial statements

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

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund Two's Annual Report filed in Form 10-K for the year ended December 31, 1997.

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         At December 31, 1997, the Partnership owned a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of December 31, 1997, investments in nineteen of the twenty-one Local Limited Partnerships had been reduced to zero. On January 5, 1998, due to a default and pursuant to the security agreement of the deferred acquisition note on Menlo Limited Partnership, the Partnership lost its interest in Menlo Limited Partnership. Total losses not taken from Menlo Limited Partnership were $1,835,050 at December 31, 1997. Accordingly, as of March 31, 1998, the Partnership now owns a 94.5% limited partnership interest in twenty Local Limited Partnerships. As a result, the Partnership did not recognize $466,915 and $377,016 of losses from these eighteen and nineteen Local Limited Partnerships, respectively, during the three months ended March 31, 1998 and 1997, respectively. As of March 31, 1998 and December 31, 1997, the Partnership has not recognized a total of $25,282,679 and $26,650,844, respectively, of its allocated share of cumulative losses from the eighteen and nineteen Local Limited Partnerships, respectively, in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made to a Local Limited Partnership for which the Partnership carries its investment at zero, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by eighteen and nineteen of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these eighteen and nineteen Local Limited Partnerships, has been reduced to zero at March 31, 1998 and December 31, 1997, respectively. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1998 and 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $592,727 at March 31, 1998.

         The following are combined statements of operations for the three months ended March 31, 1998 and 1997, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


                        COMBINED STATEMENTS OF OPERATIONS

                                                     Three Months Ended March 31,
                                                    ----------------------------
                                                       1998                1997
                                                    -----------         -----------
Rental income                                       $ 3,488,423         $ 3,620,595
Other income                                            141,445             154,860
                                                    -----------         -----------

    Total income                                      3,629,868           3,775,455
                                                    -----------         -----------

Operating expenses                                    2,461,452           2,452,912
Interest, taxes and insurance                         1,064,340           1,094,658
Depreciation                                            558,294             608,976
                                                    -----------         -----------

    Total expenses                                    4,084,086           4,156,546
                                                    -----------         -----------

Net loss                                            $  (454,218)        $  (381,091)
                                                    ===========         ===========

National Housing Partnership Realty Fund Two
   share of losses                                  $  (447,057)        $  (375,048)
                                                    ===========         ===========

(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the three month periods ended March 31, 1998 and 1997, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $34,312 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during the three months ended March 31, 1998 and 1997. The amount of fees due to the General Partner by the Partnership was $1,109,143 and $1,074,831 at March 31, 1998 and December 31, 1997,
         respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward-looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 2,180 units, 82 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Net cash used in operations for the three months ended March 31, 1998 was $338 as compared to net cash used in operations of $790 for the three months ended March 31, 1997. The decrease in cash used in operations resulted from a

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


decrease in operating expenses paid partially offset by a decrease in interest income during the three months ended March 31, 1998, compared to the three months ended March 31, 1997.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1998 and 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $592,727 at March 31, 1998.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1998, investments in eighteen Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the three months ended March 31, 1998 and 1997, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to $23,071 at March 31, 1998. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1998, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancings of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 1998, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $1,109,143 for administrative and reporting services performed. The payment of these unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Nineteen of the Local Limited Partnerships in which the Partnership had invested carry deferred acquisition notes due to the original owners of the Properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and, as discussed below, with the exception of West Oak Village which was refinanced during 1997, these notes either matured during 1997 or will mature by December, 1999. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships.

The Menlo Limited Partnership had a deferred acquisition note which was due on October 31, 1997. On November 10, 1997, the note holder notified Menlo Limited Partnership that the note was in default and demanded immediate payment. The Local Limited Partnership did not have the resources to pay amounts due on the deferred acquisition note. On January 5, 1998, pursuant to the security agreement of the deferred acquisition note, the note holder was substituted as sole limited partner of the Local Limited Partnership in place of NHP Realty Fund Two and the note holder's assignee was substituted as the general partner. With the loss of the Partnership's interest in Menlo Limited Partnership to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

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

Tinker Creek Limited Partnership has a deferred acquisition note payable due on June 30, 1998. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.C. for the sale of Tinker Creek Apartments. The purchase price for the proposed sale is $1,785,000. Net proceeds of the difference between the $1,785,000 and the mortgage note payable, which was $984,614 at December 31, 1997, will be divided between the holders of the Tinker Creek deferred acquisition note and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds and Tinker Creek Limited Partnership receiving 20%. The closing is scheduled to occur no later than June 30, 1998. The sale may generate taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

The deferred acquisition note with respect to Rodeo Drive Limited Partnership has matured. The Local Limited Partnership does not have the resources to pay amounts due on the deferred acquisition note. The holders of the note commenced a civil action seeking to gain control of the general and limited partnership interests of the Rodeo Drive Limited Partnership. With the loss of the Partnership's interest in Rodeo Drive Limited Partnership to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate twenty rental housing properties. In prior years, results of operations of NHP Realty Fund Two were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Eighteen of the twenty investments in Local Limited Partnerships have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations from these eighteen partnerships. The Partnership has recorded its share of profits in the remaining two Local Limited Partnerships which amounted to $19,858 and $1,968 for the three months ended March 31, 1998 and 1997, respectively.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Partnership's net loss decreased to $88,904 for the three months ended March 31, 1998 from a net loss of $105,496 for the three months ended March 31, 1997. Net loss per unit of limited partnership decreased from $6 to $5 for the 18,300 units outstanding throughout both periods. The decrease in net loss was primarily due to an increase in the Partnership's share of profits from the Local Limited Partnerships. The Partnership did not recognize $466,915 of its allocated share of losses from eighteen Local Limited Partnerships for the three months ended March 31, 1998, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $72,009 between periods, primarily due to a decrease in rental income partially offset by a decrease in operating expenses.

PART II - OTHER INFORMATION

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No.
                  -----------

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

                        NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        --------------------------------------------
                        (Registrant)

                        By: The National Housing Partnership,
                            its sole General Partner

                        By: National Corporation for Housing
                            Partnerships, its sole General Partner

May 14, 1998            By: /s/
------------                ----------------------------------------------------
                            Troy D. Butts
                            As Senior Vice President and Chief Financial Officer