Form 10-Q
period 1998-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1998-08-14
CIK 762859

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Yes   X         No
    ------         -------

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION


                                                                           June 30,
                                                                             1998              December 31,
                                                                         (Unaudited)               1997
                                                                        -------------       ------------------

                                     ASSETS
                                     ------

Cash and cash equivalents                                                $    16,653           $    23,409
Investments in and advances to Local Limited Partnerships (Note 2)         4,290,814             4,193,204
                                                                         -----------           -----------

                                                                         $ 4,307,467           $ 4,216,613
                                                                         ===========           ===========

                       LIABILITIES AND PARTNERS' DEFICIT
                       ---------------------------------

Liabilities:
   Deferred acquisition notes payable to General Partner                 $ 2,414,468           $ 2,414,468
   Accrued interest on deferred acquisition notes payable to
     General Partner                                                       3,180,158             3,059,435
   Administrative and reporting fee payable to General Partner (Note 3)    1,143,455             1,074,831
   Other accrued expenses                                                     62,014                40,745
                                                                         -----------           -----------

                                                                           6,800,095             6,589,479
                                                                         -----------           -----------

Partners' deficit:
   General Partner -- The National Housing Partnership (NHP)                (180,016)             (178,818)
   Original Limited Partner -- 1133 Fifteenth Street Two Associates         (184,916)             (183,718)
   Other Limited Partners -- 18,300 investment units                      (2,127,696)           (2,010,330)
                                                                         -----------           -----------

                                                                          (2,492,628)           (2,372,866)
                                                                         -----------           -----------

                                                                         $ 4,307,467           $ 4,216,613
                                                                         ===========           ===========


                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                              Three Months Ended            Six Months Ended
                                                                  June 30,                      June 30,
                                                             ---------------------      --------------------
                                                               1998         1997          1998          1997
                                                             ---------- ----------      ---------- ----------

         REVENUES:
            Share of profits from Local Limited
              Partnerships (Note 2)                        $ 77,752       $ 59,483     $  97,610      $ 61,451
            Distributions received in excess of investment
              in Local Limited Partnerships                    -           103,994          -          103,994
            Interest income                                     182            441           320           773
                                                           --------       --------     ---------      --------
                                                             77,934        163,918        97,930       166,218
                                                           --------       --------     ---------      --------

         COSTS AND EXPENSES:
            Administrative and reporting fees to
              General Partner (Note 3)                       34,312         34,312        68,624        68,624
            Interest on deferred acquisition notes
              to General Partner                             60,361         60,361       120,723       120,723
            Other operating expenses                         14,119         14,763        28,345        27,885
                                                           --------       --------     ---------      --------

                                                            108,792        109,436       217,692       217,232
                                                           --------       --------     ---------      --------

         NET (LOSS) PROFIT                                 $(30,858)      $ 54,482     $(119,762)     $(51,014)
                                                           ========       ========     =========      ========

         NET (LOSS) PROFIT ASSIGNABLE TO
           LIMITED PARTNERS                                $(30,240)      $ 53,392     $(117,366)     $(49,994)
                                                           ========       ========     =========      ========

         NET (LOSS) PROFIT PER LIMITED
           PARTNERSHIP INTEREST                            $     (2)      $      3     $      (6)     $     (3)
                                                           ========       ========     =========      ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)



                                         The National         1133
                                           Housing         Fifteenth          Other
                                         Partnership       Street Two        Limited
                                            (NHP)          Associates        Partners          Total
                                         -----------       ----------        --------          -----

Deficit at January 1, 1998               $(178,818)       $(183,718)     $(2,010,330)     $(2,372,866)

Net loss -- six months ended
  June 30, 1998                             (1,198)          (1,198)        (117,366)        (119,762)
                                         ---------        ---------      -----------      -----------

Deficit at June 30, 1998                 $(180,016)       $(184,916)     $(2,127,696)     $(2,492,628)
                                         =========        =========      ===========      ===========

Percentage interest at
 June 30, 1998                                   1%               1%              98%             100%
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Six Months Ended June 30,
                                                                 --------------------------------------
                                                                      1998                     1997
                                                                 --------------           -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions from Local Limited Partnerships                    $     -                 $ 20,974
   Distribution received in excess of investment in
     Local Limited Partnerships                                           -                  103,994
   Payment of administrative and reporting fees to
     General Partner                                                      -                  (81,220)
   Interest received                                                      320                    773
   Operating expenses paid                                             (7,076)               (47,830)
                                                                    ---------               --------

   Net cash used in operating activities                               (6,756)                (3,309)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                               23,409                 37,396
                                                                    ---------               --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  16,653               $ 34,087
                                                                    =========               ========

RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
    Net loss                                                        $(119,762)              $(51,014)
                                                                    ---------               --------
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Distributions from Local Limited Partnerships                    -                   20,974
         Share of profits from Local Limited Partnerships             (97,610)               (61,451)
         Increase in accrued interest on deferred
           acquisition notes                                          120,723                120,723
         Increase (decrease) in administrative and reporting
           fees payable                                                68,624                (12,596)
         Increase (decrease) in accrued expenses                       21,269                (19,945)
                                                                    ---------               --------

         Total adjustments                                            113,006                 47,705
                                                                    ---------               --------

   Net cash used in operating activities                            $  (6,756)              $ (3,309)
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         At December 31, 1997, the Partnership owned a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of December 31, 1997, investments in nineteen of the twenty-one Local Limited Partnerships had been reduced to zero. On January 5, 1998, due to a default and pursuant to the security agreement of the deferred acquisition note on Menlo Limited Partnership, the Partnership lost its interest in Menlo Limited Partnership. In addition, on June 29, 1998, due to a default and pursuant to the security agreements of the deferred acquisition notes on Gulfway Limited Partnership and Rockwell Limited Partnership, the Partnership lost its interest in Gulfway and Rockwell Limited Partnerships. Total losses not taken from Menlo Limited Partnership were $1,835,050 at December 31, 1997, and losses not taken from Gulfway and Rockwell Limited Partnerships were $1,947,780 and $1,325,162, respectively, at June 29, 1998.
         Accordingly, as of June 30, 1998, the Partnership now owns a 94.5% limited partnership interest in eighteen Local Limited Partnerships. During the six months ended June 30, 1998 Harold House Limited Partnership recorded sufficient profits to fully recover the $19,281 of unrecognized losses at December 31, 1997 and therefore the Partnership has recognized $38,301 of its share of the profits of Harold House Limited Partnership for the six months ended June 30, 1998. As a result, the Partnership did not recognize $928,101 and $764,184 of losses from these seventeen and nineteen Local Limited Partnerships, respectively, during the six months ended June 30, 1998 and 1997, respectively, and $19,281 of its share of profits of one Local Limited Partnership for the six months ended June 30, 1998. As of June 30, 1998 and December 31, 1997, the Partnership has not recognized a total of $22,451,672 and $26,650,844, respectively, of its allocated share of cumulative losses from the fifteen and nineteen Local Limited Partnerships, respectively, in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made to a Local Limited Partnership for which the Partnership carries its investment at zero, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by eighteen and nineteen of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these eighteen and nineteen Local Limited Partnerships, has been reduced to zero at June 30, 1998 and December 31, 1997, respectively. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1998 and 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $592,727 at June 30, 1998.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS





         The following are combined statements of operations for the three and six months ended June 30, 1998 and 1997, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.


                       COMBINED STATEMENTS OF OPERATIONS


                                            Three Months Ended                  Six Months Ended
                                                 June 30,                          June 30,
                                        ----------------------------      ---------------------------
                                            1998             1997             1998             1997
                                        -----------      -----------      ----------       ----------

Rental income                           $3,435,894       $3,652,344       $6,924,317       $7,272,939
Other income                                94,143           93,088          235,588          247,948
                                        ----------       ----------       ----------       ----------

   Total income                          3,530,037        3,745,432        7,159,905        7,520,887
                                        ----------       ----------       ----------       ----------

Operating expenses                       2,265,616        2,406,455        4,727,068        4,859,367
Interest, taxes and insurance            1,073,121        1,064,076        2,137,461        2,158,734
Depreciation                               560,428          608,414        1,118,722        1,217,390
                                        ----------       ----------       ----------       ----------

   Total expenses                        3,899,165        4,078,945        7,983,251        8,235,491
                                        ----------       ----------       ----------       ----------

Net loss                                $ (369,128)      $ (333,513)      $ (823,346)      $ (714,604)
                                        ==========       ==========       ==========       ==========

National Housing Partnership
  Realty Fund Two share of losses       $ (363,153)      $ (327,685)      $ (811,210)      $ (702,733)
                                        ==========       ==========       ==========       ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the six month periods ended June 30, 1998 and 1997, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $68,624 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during the six months ended June 30, 1998, while the Partnership paid the General Partner $81,220 during the six months ended June 30, 1997. The amount of fees due to the General Partner by the Partnership was $1,143,455 and $1,074,831 at June 30, 1998 and December 31, 1997, respectively.

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

Net cash used in operations for the six months ended June 30, 1998 was $6,756 as compared to net cash used in operations of $3,309 for the six months ended June 30, 1997. The increase in cash used in operations resulted from a

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULT OF OPERATOR

decrease in distributions received from Local Limited Partnerships offset by a decrease in administrative and reporting fees paid to the General Partner and in operating expenses paid during the six months ended June 30, 1998, compared to the six months ended June 30, 1997.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1998 and 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $592,727 at June 30, 1998.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1998, investments in fifteen of the eighteen Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the six months ended June 30, 1998, while cash distributions of $124,968 were received from six Local Limited Partnerships during the six months ended June 30, 1997. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to $16,653 at June 30, 1998. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 1998, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancings of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 1998, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $1,143,455 for administrative and reporting services performed. The payment of these unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Nineteen of the Local Limited Partnerships in which the Partnership had invested carry deferred acquisition notes due to the original owners of the Properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and, as discussed below, with the exception of West Oak Village which was refinanced during 1997, these notes either matured during 1997 or will mature by December, 1999. In the event of a default on the notes, the note holders would be able to assume the General Partner s and the Partnership s interests in the Local Limited Partnerships.

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





Additionally, the Gulfway and Rockwell Limited Partnerships had a deferred acquisition notes which were due on November 7, 1997. The Local Limited Partnerships did not have the resources to pay amounts due on the deferred acquisition notes. On June 29, 1998, pursuant to the security agreements of the deferred acquisition notes, the note holders were substituted as sole limited partner of the Local Limited Partnerships in place of NHP Realty Fund Two and the note holders' assignee was substituted as the general partner. With the loss of the Partnership's interest in Gulfway and Rockwell Limited Partnerships to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

Mayfair Manor and Esbro Limited Partnerships have deferred acquisition notes which matured on October 25, 1997. Effective February 16, 1998, both Mayfair Manor and Esbro Limited Partnerships executed Amended and Restated Promissory Notes ("ARPN") for each of their deferred acquisition notes. The general terms of the ARPN s require payment of the following upon the earlier of the sale, transfer or refinancing of the underlying property, or October 25, 1999:

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

Tinker Creek Limited Partnership has a deferred acquisition note payable due on June 30, 1998. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.C. for the sale of Tinker Creek Apartments. The purchase price for the proposed sale is $1,785,000. Net proceeds of the difference between the $1,785,000 and the mortgage note payable, which was $984,614 at December 31, 1997, will be divided between the holders of the Tinker Creek deferred acquisition note and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds and Tinker Creek Limited Partnership receiving 20%. The closing occurred on July 2, 1998. Tinker Creek Limited Partnership's share of the proceeds will be used to repay advances from and partnership administrative fees to the General Partner. The sale may generate taxable income to the Partnership s investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

The deferred acquisition note with respect to Rodeo Drive Limited Partnership matured on December 6, 1997. The Local Limited Partnership does not have the resources to pay amounts due on the deferred acquisition note. The holders of the note commenced a civil action seeking to gain control of the general and limited partnership interests of the Rodeo Drive Limited Partnership. With the loss of the Partnership's interest in Rodeo Drive Limited Partnership to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

Additionally, Meadows Apartments and Meadows East Apartments Local Limited Partnerships continued existence as a going concern is dependent on the Local Limited Partnerships' ability to pay principal and interest

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




obligations under their deferred acquisition notes, which became due on December 12, 1997, or negotiate further amendments of the terms of the notes. Should no agreement be reached and absent a sale or refinancing which produces sufficient funds to repay the notes in full, a default would occur on the notes. Such default could lead to a foreclosure by the note holder of the security underlying the notes such that the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

The notes related to the other eleven Local Limited Partnerships, in addition to the extensions to the notes relating to Mayfair Manor and Esbro Local Limited Partnerships discussed above, will reach final maturity during the fourth quarter of 1999. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation. There can be no assurance that the General Partner will be successful in extending or restructuring the deferred acquisition notes as they mature.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate twenty rental housing properties. In prior years, results of operations of NHP Realty Fund Two were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Eighteen of the remaining twenty investments in Local Limited Partnerships had been reduced to zero at December 31, 1997. During the six months ended June 30, 1998, Harold House Limited Partnership recorded sufficient profits to fully recover the $19,281 of unrecognized losses which existed at December 31, 1997. As a result, the Partnership's operations are no longer being affected by its share of the operations from seventeen of the partnerships. The Partnership has recorded its share of profits in the remaining three and two Local Limited Partnerships which amounted to $97,610 and $61,451 for the six months ended June 30, 1998 and 1997, respectively.

The Partnership's net loss increased to $119,762 for the six months ended June 30, 1998 from a net loss of $51,014 for the six months ended June 30, 1997. Net loss per unit of limited partnership increased from $3 to $6 for the 18,300 units outstanding throughout both periods. The increase in net loss was primarily due to a decrease in distributions received in excess of investment in Local Limited Partnerships, partially offset by an increase in the Partnership's share of profits from the Local Limited Partnerships. The Partnership did not recognize $928,101 of its allocated share of losses from seventeen Local Limited Partnerships for the six months ended June 30, 1998, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $107,477 between periods, primarily due to a decrease in rental income partially offset by a decrease in operating expenses.

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



                                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                  --------------------------------------------
                                  (Registrant)


                                  By:     The National Housing Partnership,
                                          its sole General Partner


                                  By:     National Corporation for Housing
                                          Partnerships, its sole General Partner



August 14, 1998                   By:                         /s/
---------------                           ----------------------------------------------------
                                          Troy D. Butts
                                          As Senior Vice President and Chief Financial Officer