Form 10-Q
period 1998-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1998-11-16
CIK 762859

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
                        STATEMENTS OF FINANCIAL POSITION


                                                                                            September 30,
                                                                                                1998                December 31,
                                                                                             (Unaudited)                1997
                                                                                            -------------           -------------

                                      ASSETS
                                      ------
Cash and cash equivalents                                                                     $     8,343            $     23,409
Investments in and advances to Local Limited Partnerships (Note 2)                              4,364,252               4,193,204
                                                                                               ----------             -----------

                                                                                              $ 4,372,595            $  4,216,613
                                                                                               ==========             ===========

                          LIABILITIES AND PARTNERS' DEFICIT
                          ---------------------------------

Liabilities:

   Deferred acquisition notes payable to General Partner                                      $ 2,414,468            $  2,414,468
   Accrued interest on deferred acquisition notes payable to
     General Partner                                                                            3,240,520               3,059,435
   Administrative and reporting fee payable to General Partner (Note 3)                         1,177,767               1,074,831
   Due to General Partner (Note 3)                                                                 33,650                   -
   Accrued interest on partner loans (Note 3)                                                         771                   -
   Other accrued expenses                                                                          70,913                  40,745
                                                                                               ----------             -----------

                                                                                                6,938,089               6,589,479
                                                                                               ----------             -----------

Partners' deficit:
   General Partner -- The National Housing Partnership (NHP)                                     (180,744)               (178,818)
   Original Limited Partner -- 1133 Fifteenth Street Two Associates                              (185,644)               (183,718)
   Other Limited Partners -- 18,300 investment units                                           (2,199,106)             (2,010,330)
                                                                                               ----------             -----------

                                                                                               (2,565,494)             (2,372,866)
                                                                                               ----------             -----------

                                                                                              $ 4,372,595            $  4,216,613
                                                                                               ==========             ===========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             Three Months Ended          Nine Months Ended
                                                               September 30,               September 30,
                                                            -----------------------      --------------------
                                                              1998          1997           1998        1997
                                                            ---------     ---------      --------    --------
REVENUES:
   Share of profits from Local Limited
    Partnerships (Note 2)                                  $   63,840    $    4,826     $ 161,450   $  66,277
   Distributions and repayments received in excess
    of investment in Local Limited Partnerships                   -             -             -       103,994
   Interest income                                                220           426           540       1,199
                                                            ---------     ---------      --------    --------

                                                               64,060         5,252       161,990     171,470
                                                            ---------     ---------      --------    --------

COSTS AND EXPENSES:
   Administrative and reporting fees to
    General Partner (Note 3)                                   34,312        34,312       102,936     102,936
   Interest on deferred acquisition notes
    to General Partner                                         60,362        60,362       181,085     181,085
   Interest on partner loans (Note 3)                             771           -             771         -
   Other operating expenses                                    67,600        13,219        95,945      41,104
                                                            ---------     ---------      --------    --------

                                                              163,045       107,893       380,737     325,125
                                                            ---------     ---------      --------    --------

LOSS BEFORE EXTRAORDINARY ITEM                                (98,985)     (102,641)     (218,747)   (153,655)

EXTRAORDINARY ITEM - SHARE FROM
    LOCAL LIMITED PARTNERSHIP OF
    GAIN ON EXTINGUISHMENT OF DEBT                             26,119           -          26,119         -
                                                            ---------     ---------      --------    --------

NET LOSS                                                   $  (72,866)   $ (102,641)    $(192,628)  $(153,655)
                                                            =========     =========      ========    ========

LOSS BEFORE EXTRAORDINARY ITEM
  ASSIGNABLE TO LIMITED PARTNERS                           $  (97,006)   $ (100,587)    $(214,372)  $(150,581)

EXTRAORDINARY ITEM - GAIN FROM LOCAL
  LIMITED PARTNERSHIP ON EXTINGUISHMENT
  OF DEBT ASSIGNABLE TO LIMITED PARTNERS                       25,596           -          25,596         -
                                                            ---------     ---------      --------    --------

NET LOSS ASSIGNABLE TO OTHER LIMITED PARTNERS              $  (71,410)   $ (100,587)    $(188,776)  $(150,581)
                                                            =========      ========      ========    ========

LOSS BEFORE EXTRAORDINARY ITEM PER
  OTHER LIMITED PARTNERSHIP INTEREST                       $       (5)   $       (5)    $     (11)  $      (8)

EXTRAORDINARY ITEM - GAIN FROM LOCAL
  LIMITED PARTNERSHIP ON EXTINGUISHMENT OF
  DEBT PER OTHER LIMITED PARTNERSHIP INTEREST                       1           -               1         -
                                                            ---------     ---------      --------    --------

NET LOSS PER OTHER LIMITED PARTNERSHIP INTEREST            $       (4)   $       (5)    $     (10)  $      (8)
                                                            =========     =========      ========    ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNERS' DEFICIT
                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)



                                         The National         1133
                                           Housing         Fifteenth          Other
                                         Partnership       Street Two        Limited
                                            (NHP)          Associates        Partners          Total
                                         -----------       ----------        --------          -----
Deficit at January 1, 1998                $(178,818)       $(183,718)     $(2,010,330)     $(2,372,866)

Net loss -- nine months ended
  September 30, 1998                         (1,926)          (1,926)        (188,776)        (192,628)
                                           --------         --------       ----------       ----------

Deficit at September 30, 1998             $(180,744)       $(185,644)     $(2,199,106)     $(2,565,494)
                                           ========         ========       ==========       ==========

Percentage interest at
 September 30, 1998                               1%               1%              98%             100%
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Nine Months Ended September 30,
                                                                    ---------------------------------
                                                                       1998                    1997
                                                                    ----------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions from Local Limited Partnerships                    $   16,521              $  20,974
   Distribution received in excess of investment in
     Local Limited Partnerships                                            -                  103,794
   Payment of administrative and reporting fees to
     General Partner                                                       -                  (81,220)
   Interest received                                                       540                  1,199
   Operating expenses paid                                             (65,777)               (52,049)
                                                                     ---------               --------

   Net cash used in operating activities                               (48,716)                (7,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of advances from Local Limited Partnerships                   -                      200
                                                                     ---------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from General Partner                                        33,650                    -
                                                                     ---------               --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (15,066)                (7,102)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                23,409                 37,396
                                                                     ---------               --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    8,343              $  30,294
                                                                     =========               ========

RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
    Net loss                                                        $ (192,628)             $(153,655)
                                                                     ---------               --------
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Repayment of advance from Local Limited Partnerships              -                     (200)
         Distributions from Local Limited Partnerships                  16,521                 20,974
         Share of profits from Local Limited Partnerships             (161,450)               (66,277)
         Share of gain on extinguishment of debt                       (26,119)                   -
         Increase in accrued interest on deferred
           acquisition notes                                           181,085                181,085
         Increase in administrative and reporting fees payable         102,936                 21,716
         Increase in accrued interest on partner loans                     771                    -
         Increase (decrease) in accrued expenses                        30,168                (10,945)
                                                                     ---------               --------
         Total adjustments                                             143,912                146,353
                                                                     ---------               --------

   Net cash used in operating activities                            $  (48,716)             $  (7,302)
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

         The General Partner raised capital for the Partnership by offering and selling to additional limited partners 18,300 investment units. The Partnership acquired limited partnership interests of 94.5% (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships, nineteen of which were organized to acquire and operate an existing rental housing project. The remaining two Local Limited Partnerships were formed to construct and operate rental housing projects.

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         At December 31, 1997, the Partnership owned a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of December 31, 1997, investments in nineteen of the twenty-one Local Limited Partnerships had been reduced to zero. On January 5, 1998, due to a default and pursuant to the security agreement of the deferred acquisition note on Menlo Limited Partnership, the Partnership lost its interest in Menlo Limited Partnership. In addition, on June 29, 1998, due to a default and pursuant to the security agreements of the deferred acquisition notes on Gulfway Limited Partnership and Rockwell Limited Partnership, the Partnership lost its interest in Gulfway and Rockwell Limited Partnerships. Total losses not taken from Menlo Limited Partnership were $1,835,050 at December 31, 1997, and losses not taken from Gulfway and Rockwell Limited Partnerships were $1,947,780 and $1,325,162, respectively, at June 29, 1998. During the nine months ended September 30, 1998, the property owned by Tinker Creek Limited Partnership was sold. As a result, the Partnership recognized an extraordinary gain of $26,119 on the extinguishment of debt related to the sale, after recognizing previously unrecognized losses of $1,100,062. Accordingly, as of September 30, 1998, the Partnership now owns a 94.5% limited partnership interest in seventeen Local Limited Partnerships. During the nine months ended September 30, 1998, Harold House Limited Partnership recorded sufficient profits to fully recover the $19,281 of unrecognized losses at December 31, 1997 and therefore the Partnership has recognized $78,522 of its share of the profits of Harold House Limited Partnership for the nine months ended September 30, 1998. As a result, the Partnership did not recognize $1,298,387 and $1,203,616 of losses from these sixteen and nineteen Local Limited Partnerships, respectively, during the nine months ended September 30, 1998 and 1997, respectively, and $19,281 of its share of profits of one Local Limited Partnership for the nine months ended September 30, 1998. As of September 30, 1998 and December 31, 1997, the Partnership has not recognized a total of $21,721,896 and $26,650,844, respectively, of its allocated share of cumulative losses from the fifteen and nineteen Local Limited Partnerships, respectively, in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made to a Local Limited Partnership for which the Partnership carries its investment at zero, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by eighteen and nineteen of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these eighteen and nineteen Local Limited Partnerships, has been reduced to zero at September 30, 1998 and December 31, 1997, respectively. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1998 and 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $592,727 at September 30, 1998.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS





         The following are combined statements of operations for the three and nine months ended September 30, 1998 and 1997, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.


                       COMBINED STATEMENTS OF OPERATIONS


                                               Three Months Ended             Nine Months Ended
                                                 September 30,                    September 30,
                                        -----------------------------   --------------------------------
                                            1998             1997             1998             1997
                                        -------------- --------------   ---------------- ---------------
Rental income                            $2,953,591       $3,625,549     $  9,877,908       $10,898,488
Other income                                105,354          213,925          340,942           461,873
                                          ---------        ---------      -----------        ----------

   Total income                           3,058,945        3,839,474       10,218,850        11,360,361
                                          ---------        ---------       ----------        ----------

Operating expenses                        2,107,752        2,534,861        6,834,820         7,394,228
Interest, taxes and insurance               858,873        1,181,808        2,996,334         3,340,542
Depreciation                                479,843          562,617        1,598,565         1,780,007
Loss on disposal of rental property         341,658              -            341,658               -
                                          ---------        ---------       ----------        ----------

   Total expenses                         3,788,126        4,279,286       11,771,377        12,514,777
                                          ---------        ---------       ----------        ----------

Loss before extraordinary item             (729,181)        (439,812)      (1,552,527)       (1,154,416)

Extraordinary Item - Gain on
   extinguishment of debt                 1,623,199              -          1,623,199               -
                                          ---------        ---------       ----------        ----------

Net profit (loss)                        $  894,018       $ (439,812)     $    70,672       $(1,154,416)
                                          =========        =========       ==========        ==========

National Housing Partnership Realty
  Fund Two share of profits (losses)     $  831,622       $ (434,606)     $    20,412       $(1,137,339)
                                          =========        =========       ==========        ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the nine month periods ended September 30, 1998 and 1997, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $102,936 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during the nine months ended September 30, 1998, while the Partnership paid the General Partner $81,220 during the nine months ended September 30, 1997. The amount of fees due to the General Partner by the Partnership was $1,177,767 and $1,074,831 at September 30, 1998 and December 31, 1997, respectively.

         During the nine months ended September 30, 1998, the General Partner advanced the Partnership $33,650 for working capital to pay legal fees related to the civil action taken by the deferred acquisition note holders of Rodeo

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




         Drive Limited Partnership. No working capital advances were made during the nine months ended September 30, 1997. No repayments were made to the General Partner by the Partnership during the nine months ended September 30, 1998 and 1997. The amount owed to the General Partner at September 30, 1998 was $33,650. There were no amounts owed to the General Partner at December 31, 1997. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 8.5% at September 30, 1998. Accrued interest on this loan amounted to $771 and zero at September 30, 1998 and December 31, 1997, respectively. There can be no assurance that the General Partner will continue to advance such funds to the Partnership.

         The advances and accrued administrative and reporting fees payable to the General Partner will be paid only as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)      DISPOSAL OF RENTAL PROPERTY

         Tinker Creek Limited Partnership had a deferred acquisition note payable due on June 30, 1998. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.C. for the sale of Tinker Creek Apartments. The closing occurred on July 2, 1998, with a purchase price of $1,785,000. Net proceeds of the difference between the $1,785,000 and the mortgage note payable, were divided between the holders of the Tinker Creek deferred acquisition note and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Tinker Creek Limited Partnership received the remaining 20% of the net proceeds. The Partnership's share of the gain from the sale, in excess of cumulative losses not taken, in the amount of $26,119 has been recorded in the accompanying statements of operations for the three and nine months ended September 30, 1998, as an extraordinary item - gain on extinguishment of debt. At September 30, 1998, the Partnership's investment in the Tinker Creek Limited Partnership was $26,119. The sale may generate taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

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

YEAR 2000 COMPLIANCE

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, General Partner is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.


LIQUIDITY AND CAPITAL RESOURCES

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from Federal, state or local governments or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions may impact the Partnership's ability to meet its cash obligations.

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 2,180 units, 82 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. These subsidies are generally provided pursuant to project-based Housing Assistance Payment Contracts ("HAP Contracts") between HUD and the owners of the properties. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, the mortgage financing and HAP contracts of certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby reducing subsidy levels, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and subsidy levels. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties).

The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. Congress has elected to renew HAP Contracts expiring before October 1, 1998 for one year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Net cash used in operations for the nine months ended September 30, 1998 was $48,716 as compared to net cash used in operations of $7,302 for the nine months ended September 30, 1997. The increase in cash used in operations resulted from a decrease in distributions received from Local Limited Partnerships and an increase in operating expenses paid during the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, partially offset by a decrease in administrative and reporting fees paid to the General Partner.

No working capital advances were made by the Partnership to the Local Limited Partnerships during the nine months ended September 30, 1998 and 1997. Repayments of advances of $200 was made to the Partnership during the nine months ended September 30, 1977. No repayments were made during the nine months ended September 30, 1998. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $592,727 at September 30, 1998.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1998, investments in fifteen of the eighteen Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. Cash distributions of $16,521 and $124,768 were received from the Local Limited Partnerships during the nine months ended September 30, 1998 and 1997, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to $8,343 at September 30, 1998. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 1998, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancings of one or more of the underlying properties of the Local Limited Partnerships. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the nine months ended September 30, 1998, the General Partner advanced the Partnership $33,650 for working capital to pay legal fees related to the civil action taken by the deferred acquisition note holders of Rodeo Drive Limited Partnership. No working capital advances were made during the nine months ended September 30, 1997. No repayments were made to the General Partner by the Partnership during the nine months ended September 30, 1998 and 1997. The amount owed to the General Partner at September 30, 1998 was $33,650. There were no amounts owed to the General Partner at December 31, 1997. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 8.5% at September 30, 1998. Accrued interest on this loan amounted to $771 and zero at September 30, 1998 and December 31, 1997, respectively. There can be no assurance that the General Partner will continue to advance such funds to the Partnership.

At September 30, 1998, the Partnership owes the General Partner $1,177,767 for administrative and reporting services performed. The payment of these unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




Nineteen of the Local Limited Partnerships in which the Partnership had invested carried deferred acquisition notes. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and, as discussed below, with the exception of West Oak Village which was refinanced during 1997, these notes either matured during 1997 or will mature by December, 1999. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships.

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

Additionally, the Gulfway and Rockwell Limited Partnerships had deferred acquisition notes which were due on November 7, 1997. The Local Limited Partnerships did not have the resources to pay amounts due on the deferred acquisition notes. On June 29, 1998, pursuant to the security agreements of the deferred acquisition notes, the note holders were substituted as sole limited partner of the Local Limited Partnerships in place of NHP Realty Fund Two and the note holders' assignee was substituted as the general partner. With the loss of the Partnership's interest in Gulfway and Rockwell Limited Partnerships to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

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

Tinker Creek Limited Partnership had a deferred acquisition note payable due on June 30, 1998. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.C. for the sale of Tinker Creek Apartments. The closing occurred on July 2, 1998, with a purchase price of $1,785,000. Net proceeds of the difference between the $1,785,000 and the mortgage note payable, were divided between the holders of the Tinker Creek deferred acquisition note and Tinker Creek Limited Partnership, with the note holders

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




receiving 80% of the net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Tinker Creek Limited Partnership received the remaining 20% of the net proceeds. The Partnership's share of the gain from the sale, in excess of cumulative losses not taken, in the amount of $26,119 has been recorded in the accompanying statements of operations for the nine months ended September 30, 1998, as an extraordinary item - gain on extinguishment of debt. At September 30, 1998, the Partnership's investment in the Tinker Creek Limited Partnership was $26,119. The sale may generate taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

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

Additionally, Meadows Apartments and Meadows East Apartments Local Limited Partnerships continued existence as a going concern is dependent on the Local Limited Partnerships' ability to pay principal and interest obligations under their deferred acquisition notes, which became due on December 12, 1997, or negotiate further amendments of the terms of the notes. Should no agreement be reached and absent a sale or refinancing which produces sufficient funds to repay the notes in full, a default would occur on the notes. Such default could lead to a foreclosure by the note holder of the security underlying the notes such that the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate twenty rental housing properties. In prior years, results of operations of NHP Realty Fund Two were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Eighteen of the remaining twenty investments in Local Limited Partnerships had been reduced to zero at December 31, 1997. During the nine months ended September 30, 1998, the property owned by Tinker Creek Limited Partnership was sold. As a result, the Partnership recognized an extraordinary gain of $26,119 on the extinguishment of debt related to the sale, after recognizing previously unrecognized losses of $1,100,062. Additionally, during the nine months ended September 30, 1998, Harold House Limited Partnership recorded

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




sufficient profits to fully recover the $19,281 of unrecognized losses which existed at December 31, 1997. As a result, the Partnership's operations are no longer being affected by its share of the operations from seventeen of the partnerships. The Partnership has recorded its share of profits in the remaining three and two Local Limited Partnerships which amounted to $161,450 and $66,277 for the nine months ended September 30, 1998 and 1997, respectively, and $63,840 and $4,826 for the three months ended September 30, 1998 and 1997.

The Partnership's net loss increased to $192,628 for the nine months ended September 30, 1998 from a net loss of $153,655 for the nine months ended September 30, 1997. Net loss per unit of other limited partnership interest increased from $8 to $10 for the 18,300 units outstanding throughout both periods. The increase in net loss was primarily due to an increase in operating expenses, partially offset by an extraordinary gain on extinguishment of debt related to the sale of Tinker Creek during the nine months ended September 30, 1998. In addition, a decrease in distributions received in excess of investment in Local Limited Partnerships, was offset by an increase in the Partnership's share of profits from the Local Limited Partnerships. During the nine months ended September 30, 1998, the Partnership incurred operating expenses of approximately $62,000 related to complying with SEC filing, auditing, and reporting and mailing requirements. The Partnership did not recognize $1,298,387 of its allocated share of losses from sixteen Local Limited Partnerships for the nine months ended September 30, 1998, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses before extraordinary item from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $376,172 between periods, primarily due to the loss on the disposal of Tinker Creek during the nine months ended September 30, 1998. In addition, rental income and operating expenses decreased due to the Partnership's loss of its interest in three properties during 1998.

The Partnership's net loss decreased to $72,866 for the three months ended September 30, 1998 from a net loss of $102,641 for the three months ended September 30, 1997. Net loss per unit of other limited partnership interest decreased from $5 to $4 for the 18,300 units outstanding throughout both periods. The decrease in net loss was primarily due to an increase in the share of profits from Local Limited Partnerships and by an extraordinary gain on extinguishment of debt related to the sale of Tinker Creek during the three months ended September 30, 1998, partially offset by an increase in operating expenses. During the three months ended September 30, 1998, the Partnership incurred operating expenses of approximately $22,000 related to complying with SEC filing, auditing, and reporting and mailing requirements. The Partnership did not recognize $370,286 of its allocated share of losses from sixteen Local Limited Partnerships for the three months ended September 30, 1998, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses before extraordinary item from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $267,695 between periods, primarily due to the loss on the disposal of Tinker Creek during the three months ended September 30, 1998, partially offset by a decrease in operating losses to the Partnership's loss of its interest in three properties during 1998.

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



                           NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                           --------------------------------------------
                           (Registrant)


                           By:     The National Housing Partnership,
                                   its sole General Partner


                           By:     National Corporation for Housing
                                   Partnerships, its sole General Partner



November 13, 1998          By:                         /s/
-----------------                  --------------------------------------------
                                   Troy D. Butts
                                   As Senior Vice President and Chief Financial
                                   Officer