Form 10-K405
period 1998-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1999-04-01
CIK 762859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                 ANNUAL REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1998 ..... Commission file number 0-14458
                          -----------------                              -------

 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO (A MARYLAND LIMITED PARTNERSHIP)
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      MARYLAND                              52-1365317
                      --------                              ----------
           (State or other Jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)

  9200 KEYSTONE CROSSING,   SUITE 500 INDIANAPOLIS,           46240
  -------------------------------------------------           -----
                       INDIANA                              (Zip Code)
                       -------
      (Address of principal executive offices)



Registrant's telephone number, including area code:                 (317) 817-7500
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of filing. No market for the Registrant's limited partnership interests exists, and, therefore, a market value for such interests cannot be determined.

Documents incorporated by reference.   NONE
                                       ----

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                          1998 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS


                                                                                            Page
                                                                                            ----
                                             PART I
                                             ------
Item 1.          Business                                                                    2
Item 2.          Properties                                                                  10
Item 3.          Legal Proceedings                                                           10
Item 4.          Submission of Matters to a Vote of Security Holders                         10


                                             PART II
                                             -------

Item 5.          Market for the Registrant's Partnership
                    Interests and Related Partnership Matters                                10
Item 6.          Selected Financial Data                                                     11
Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                      12
Item 7a.         Quantitative and Qualitative Disclosures About
                    Market Risk                                                              18
Item 8.          Financial Statements and Supplementary Data                                 18
Item 9.          Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                                   41

                                             PART III
                                             --------

Item 10.         Directors and Executive Officers of the Registrant                          42
Item 11.         Executive Compensation                                                      44
Item 12.         Security Ownership of Certain Beneficial
                    Owners and Management                                                    44
Item 13.         Certain Relationships and Related Transactions                              44


                                              PART IV
                                              -------

Item 14.         Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                                      45

                                     PART I


         The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Item 1.  Business

         National Housing Partnership Realty Fund Two, a Maryland Limited Partnership (the "Partnership" or the "Registrant"), was formed under the Maryland Revised Uniform Limited Partnership Act as of January 22, 1985. On March 15, 1985, the Partnership commenced offering 18,300 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the Offering). The Offering was managed by Dean Witter Reynolds, Inc. and was terminated on May 22, 1985, with subscriptions for all 18,300 limited partnership interests.

         On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

Receipt of HUD Subpoena/Tolling Agreement

         In October 1997, NHP received a subpoena from the Inspector General of the United States Department of Housing and Urban Development ("HUD") requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with management of a HUD-assisted property (the "Transactions"). This matter has been disclosed in all filings by NHP with the Securities and Exchange Commission. Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

         On or about February 26, 1998, Counsel for NHP and the U.S. government entered into a Tolling Agreement with respect to any applicable statues of limitations related to certain civil claims the government may have against NHP in connection with the Transactions. The Tolling Agreement expired in August 1998.

         NHP believes its operations are in compliance, in all material respects with all laws, rules, and regulations related to HUD-assisted or HUD-insured properties and has retained counsel in connection with NHP's response to the subpoena. Although no action has been initiated against NHP or AIMCO or, to AIMCO's knowledge, any owner of a HUD property managed by NHP or AIMCO, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse affect on the results of operations of AIMCO.

         The Partnership's business is to hold limited partnership interests in seventeen limited partnerships (Local Limited Partnerships), each of which owns and operates a multi-family rental housing property (Properties) which receives one or more forms of assistance from the Federal Government. In addition, the Partnership holds an interest in one additional limited partnership which sold its property in 1998. The Partnership's ownership interest in three additional limited partnerships was foreclosed upon in 1998. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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

         The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

    SCHEDULE OF PROPERTIES OWNED DURING 1998 BY LOCAL LIMITED PARTNERSHIPS IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO HAD AN INVESTMENT


                                                                  Financed,            Units Authorized          Occupancy
                                                                 Insured and              for Rental         Percentage for the
            Property Name, Location and         Number of         Subsidized           Assistance Under          Year Ended
                   Partnership Name               Units              Under              Section 8 (C)        December 31, 1998
   -------------------------------------------   ------    ----------------------    -------------------     -----------------
 Anderson Gardens                                  200               (A)                     200                     92%
 Anderson, South Carolina
   (Hurbell II Limited  Partnership)

 Caroline Arms                                     204               (A)                     161                     97%
 Jacksonville, Florida
   (Caroline Arms Limited
   Partnership)

                                                                  Financed,            Units Authorized          Occupancy
                                                                 Insured and              for Rental         Percentage for the
            Property Name, Location and         Number of         Subsidized           Assistance Under          Year Ended
                   Partnership Name               Units              Under              Section 8 (C)        December 31, 1998
   -------------------------------------------   ------    ----------------------    -------------------     ------------------
 Esbro                                           100                 (A)                      99                   97%
 Tucson, Arizona
   (Esbro Limited  Partnership)


 Gulfway Manor                                   (E)                 (E)                      (E)                  (E)
 Corpus Christie, Texas
   (Gulfway Limited Partnership)

 Harold House                                    80                  (A)                      76                  100%
 Jacksonville, Florida
   (Harold House Limited
   Partnership)


 Hilltop                                         105                 (A)                      55                   91%
 Hickory, North Carolina
   (Hilltop Limited Partnership)


 Holly Oak                                       100                 (A)                      94                   93%
 Shelby, North Carolina
   (Hurbell I Limited Partnership)

 Kimberton                                       165                 (A)                      165                  95%
 Newark, Delaware
   (Kimberton Apartments
   Associates Limited Partnership)


 Mayfair                                         140                 (A)                      139                  98%
 Tucson, Arizona
   (Mayfair Manor Limited
   Partnership)

 Meadows                                         110                 (B)                       0                   98%
 Sparks, Nevada
   (Meadows Apartments Limited
   Partnership)


 Meadows East                                    200                 (A)                      63                   96%
 Sparks, Nevada
   (Meadows East Apartments
   Limited Partnership)


 Menlo Park                                      (E)                 (E)                      (E)                  (E)
 Tucson, Arizona
   (Menlo Limited Partnership)

 Park Avenue West I                               80                 (B)                       0                   92%
 Mansfield, Ohio
   (Park Avenue West I
   Limited Partnership)

                                                                  Financed,            Units Authorized          Occupancy
                                                                 Insured and              for Rental         Percentage for the
            Property Name, Location and         Number of         Subsidized           Assistance Under          Year Ended
                   Partnership Name               Units              Under              Section 8 (C)        December 31, 1998
   -------------------------------------------   ------    ----------------------    -------------------     ------------------
 Park Avenue West II                               80                (A)                       32                   98%
 Mansfield, Ohio
   (Park Avenue West II Limited
   Partnership)


 Rockwell Manor                                   (E)                (E)                      (E)                   (E)
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
 Boulder, Colorado
   (San Juan Del Centro Limited
   Partnership)

 Tinker Creek                                     (D)                (D)                      (D)                   (D)
 Roanoke, Virginia
   (Tinker Creek Limited Partnership)


 West Oak Village                                 200                (A)                      200                   94%
 Tulsa, Oklahoma
   (West Oak Village Limited
   Partnership)

 Windsor Apartments                               169                (A)                      169                   94%
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

 (C)     Section 8 of Title II of the Housing and Community Development Act of
         1974.

 (D)     Property was sold during year ended December 31, 1998.

 (E) Property was lost from foreclosure of partnership interests during year ended December 31, 1998.


         Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition.

         For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,739 units, 76 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

         All of the units (1,739 in total) receiving rent subsidies from
Section 8 have their contracts expiring during the year ending December 31, 1999. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

REGULATION

      General

         Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws effecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the Partnership's cash flow from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

      HUD Approval and Enforcement

         A significant number of properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner, and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performances or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multifamily Participation Review Committee in Washington, D.C., (the 2530 Committee). As a result of certain mortgage defaults and unsatisfactory ratings received by NHP Incorporated in years prior to its acquisition by AIMCO in December, 1997, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by AIMCO. On December 18, 1998, AIMCO received approval of approximately fifty 2530 applications and had no unresolved flags in the 2530 system as of December 31, 1998.

         AIMCO believes that the 2530 Committee will continue to apply the 2530 Clearance process to large management portfolios such as AIMCO's with discretion and flexibility. While there can be no assurance, AIMCO believes that the unsatisfactory reviews and the mortgage defaults will not have a material impact on its results of operations or financial condition.

    Laws Benefiting Disabled Persons

         Under the Americans with Disabilities Act of 1990, all places of public accommodations are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws may also require modifications to the Properties, or restrict certain further renovations of the Properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, it may incur unanticipated expenses to comply with these laws.

      Regulation of Affordable Housing

         As of December 31, 1998, the Partnership held an equity interest in 17 properties that benefit from government programs intended to provide housing to people of low or moderate incomes. These programs, which are usually administered by the HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of the Partnership's interest in the property, as well as any benefits flowing from the property. The Partnership must obtain the approval of HUD in order to acquire a significant interest in a HUD-assisted or HUD-insured property. The Partnership can make no assurance that it will always receive such approval.

      Environmental

         Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership's ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties or properties it may acquire in the future.

         Management believes that the Partnership's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Notes Payable

         As discussed in Note 7 to the Local Limited Partnerships' combined financial statements, nineteen of the Local Limited Partnerships in which the Partnership has invested carried notes payable due to the original owner of each Property. With the exception of West Oak Village Limited Partnership, these notes are either currently due or become due in 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

         The West Oak Village Limited Partnership note payable matured on November 30, 1996. During 1997, the note holders entered into an agreement with the West Oak Village Limited Partnership under which the maturity date of the note was extended until November 2013. Under the terms of the agreement, the Local Limited Partnership must pay the note holders annual interest on or before December 31, 1997, and every year thereafter, at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. During 1998 and 1997, the Local Limited Partnership received partner loans to pay the required annual installment of interest $50,000, $51,040 and 52,265 for 1996, 1997 and 1998, respectively. At any time prior to the note's maturity, the Local Limited Partnership has an option to pay off the note payable at a discount equal to 70% of the property's annual scheduled rent but no less than $700,000. At December 31, 1998, the outstanding principal and related interest, respectively, were $2,046,695 and $2,436,281. There can be no assurance that the Local Limited Partnership will have sufficient cash or that the General Partner will loan additional cash to the Local Limited Partnership, if necessary, to make the annual installment payments required under the Agreement. The failure to make the required payments may result in a loss of interest in this Local Limited Partnership, which may result in the investors incurring adverse tax consequences.

         The Menlo Limited Partnership had a note payable which was due on October 31, 1997. On November 10, 1997, the note holder notified Menlo Limited Partnership that the note was in default and demanded immediate payment. The Local Limited Partnership did not have the resources to pay amounts due on the note payable. On January 5, 1998, pursuant to the security agreement of the note payable, the note holder was substituted as sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. With the loss of the Partnership's interest in Menlo Limited Partnership to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

         Additionally, the Gulfway and Rockwell Limited Partnerships had notes payable which were due on November 7, 1997. The Local Limited Partnerships did not have the resources to pay amounts due on the notes payable. On June 29, 1998, pursuant to the security agreements of the notes payable, the note holders were substituted as sole limited partner of the Local Limited Partnerships in place of NHP Realty Fund Two and the note holders' assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfers of the partnership interest. With the loss of the Partnership's interest in Gulfway and Rockwell Limited Partnerships to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

         Mayfair Manor and Esbro Limited Partnerships have notes payable which matured on October 25, 1997. Effective February 16, 1998, both Mayfair Manor and Esbro Limited Partnerships executed Amended and Restated Promissory Notes ("ARPN") for each of their notes payable. The general terms of the ARPN's require payment of the following upon the earlier of the sale, transfer or refinancing of the underlying property, or October 25, 1999:

         a)      the original principal sum of the note payable, plus

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

         Tinker Creek Limited Partnership had a note payable due on June 30, 1998. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.L.C. for the sale of Tinker Creek Apartments. The closing occurred on July 2, 1998, with a purchase price of $1,785,000. Net proceeds of $750,081 were divided between the holders of the Tinker Creek note payable and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Tinker Creek Limited Partnership received the remaining 20% of the net proceeds. The Partnership's share of the gain from the sale, in excess of cumulative losses not taken, in the amount of $33,818 has been recorded in the accompanying statements of operations for the year ended December 31, 1998, as an extraordinary item - gain on extinguishment of debt. The sale may generate taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         The note payable with respect to Rodeo Drive Limited Partnership matured on December 6, 1997. The Local Limited Partnership does not have the resources to pay amounts due on the note payable. The holders of the note commenced a civil action seeking to gain control of the general and limited partnership interests of the Rodeo Drive Limited Partnership. With the loss of the Partnership's interest in Rodeo Drive Limited Partnership to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

         Additionally, Meadows Apartments and Meadows East Apartments Local Limited Partnerships continued existence as a going concern is dependent on the Local Limited Partnerships' ability to pay principal and interest obligations under their notes payable, which became due on December 12, 1997, or negotiate further amendments of the terms of the notes. Should no agreement be reached and absent a sale or refinancing which produces sufficient funds to repay the notes in full, a default would occur on the notes. Such default could lead to a foreclosure by the note holder of the security underlying the notes such that the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

         The notes related to the other eleven Local Limited Partnerships, in addition to the extensions to the notes relating to Mayfair Manor and Esbro Local Limited Partnerships discussed above, will reach final maturity during the fourth quarter of 1999. As of December 31, 1998, the Local Limited Partnerships' have not renegotiated the terms of the notes, including the extension of the due date. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of these notes or to repay or refinance the notes. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation. There can be no assurance that the General Partner will be successful in extending or restructuring the notes payable as they mature.

Ownership Percentages

         The following details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance and notes payable and accrued interest on each Property for each of the Local Limited Partnerships as of December 31, 1998:

                                 NHP Realty Fund Two     Cost of
                                     Percentage         Ownership     Mortgage       Notes payable and
           Partnership                Ownership          Interest      Notes          Accrued Interest
 -----------------------------        ---------          --------      -----     -------------------------
 Caroline Arms L.P.                     94.5%           $  868,269    $1,888,129        $3,765,988

 Esbro L.P.                             94.5%              569,295       909,815         2,741,740

 Harold House L.P.                      94.5%              363,546       745,373         1,446,143

 Hilltop L.P.                           94.5%              552,599     1,064,902         1,859,482

 Hurbell I L.P.                         94.5%              376,641     1,083,942         1,375,507

 Hurbell II L.P.                        94.5%              786,764     1,521,214         3,415,735

 Hurbell III L.P.                       94.5%              409,426       895,009         1,563,312

 Kimberton Apts. Assoc. L.P.            94.5%            2,077,958     1,798,729          (a)

 Mayfair Manor L.P.                     94.5%              811,879     1,278,828         3,766,705

 Meadows Apts. L.P.   (A)               94.5%              579,168       649,563         2,623,636

 Meadows East Apts. L.P. (A)            94.5%            1,095,270     2,232,444         3,604,179

 Park Avenue West I L.P.                94.5%              327,968       473,992         1,682,882

 Park Avenue West II L.P.               94.5%              418,944       546,511         1,252,998

 Rodeo Drive L.P.                       94.5%              599,734     1,068,572         2,376,420

 San Juan del Centro L.P.               94.5%              799,100     1,575,889         3,298,506

 West Oak Village L.P.                  94.5%            1,057,843     1,519,132         4,482,976

 Windsor Apts. Assoc. L.P.              94.5%            2,117,081     2,299,661          (a)

         (A)     Note is currently in default.

(a)Notes payable on this property are held by the Partnership and not by the Local Limited Partnership.

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

         (b) As of December 31, 1998, there were 1,305 registered holders of 18,300 limited partnership interests (in addition to 1133 Fifteenth Street Two Associates - See Item 1).

         (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 1998.

Item 6.  Selected Financial Data

                                                                Year Ended December 31,
                                         -----------------------------------------------------------------
                                               1998          1997         1996          1995          1994
                                               ----          ----         ----          ----          ----
Share of (losses) profits from
  Local Limited Partnerships (A)           $  145,594    $  (26,948)   $   35,643    $  257,939    $ 134,558

Loss on investment in Local
  Limited Partnerships                          -             -             -             -           (6,673)

Other revenue and expenses:
   Distribution in excess of investment
     in Local Limited Partnerships
     and interest income                       26,100       104,266       148,662       217,816      113,508
   Partnership operating expenses            (505,391)     (438,003)     (432,008)     (451,515)    (457,308)
                                            ---------     ---------     ---------     ---------    ---------

(Loss) profit before extraordinary item      (333,697)     (360,685)     (247,703)       24,240     (215,915)

Extraordinary item - share of gain on
  extinguishment of debt                       33,818         -             -             -            -
                                            ---------     ---------     ---------     ---------    ---------

Net (loss) profit                          $ (299,879)   $ (360,685)   $ (247,703)   $   24,240   $ (215,915)
                                            =========     =========     =========     =========    =========

Net (loss) profit per unit of other limited
  partnership interest based on units
  outstanding during the period            $      (16)   $      (20)   $      (13)   $        1   $      (12)
                                            =========     =========     =========     =========    =========

Total assets, at December 31               $4,347,866    $4,216,613    $4,278,523    $4,257,535   $4,029,679
                                            =========     =========     =========     =========    =========

Long-term debt - notes payable
  and related accrued interest             $5,715,350    $5,473,903    $5,232,456    $4,991,009   $4,749,562
                                            =========     =========     =========     =========    =========

Cash distributions per unit of
   limited partnership interest            $      -      $      -      $      -        $    -     $      -
                                            =========     =========     =========     =========    =========

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in Local Limited Partnerships. As a result, during 1998, 1997, 1996, 1995 and 1994, $1,240,069, $5,806,764, $3,251,206, $1,453,945 and $4,942,486,
        respectively, of losses from eleven, eighteen, seventeen, nineteen and nineteen Local Limited Partnerships, have not been recognized by the Partnership. During 1998, 1997 and 1996, the Partnership's share of profits in three, one and two Local Limited Partnerships in the amount of $49,163, $121,189 and $156,104, respectively, was offset against prior year losses not taken in the amount of $293,106. The excess profits of $19,281 and $14,069 during 1998 and 1997, respectively, were offset against distributions taken into income. As a result of the sale and foreclosures discussed above, during 1998, $6,114,162 in shares of profits resulting from the Partnerships loss of interest in three Local Limited Partnerships and extraordinary gain from the extinguishment of debt were offset against prior years losses not taken.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

         The Managing Agent's plan to resolve Year 2000 issues involves four
Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

         During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

         The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

         The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

         During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

         The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

         The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

         The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

         Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

         The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

         The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

         The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The

Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

         The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

         The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

         The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

         The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

         In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

         The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

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

         As discussed in Note 7 to the Local Limited Partnerships' combined financial statements attached hereto as an Exhibit, each Local Limited Partnerships in which the Partnership currently holds an interest has a note payable due to the original owner of each Property. With the exception of West Oak Village Limited Partnership, these notes are either currently due or become due in 1999. These notes are secured by both the Partnership's and NHP's interests in the applicable Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

         The West Oak Village Limited Partnership note payable matured on November 30, 1996. During 1997, the note holders entered into an agreement with the West Oak Village Limited Partnership under which the maturity date of the note was extended until November 2013. Under the terms of the agreement, the Local Limited Partnership must pay the note holders annual interest on or before December 31, 1997, and every year thereafter, at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. During 1998 and 1997, the Local Limited Partnership received partner loans to pay the required annual installment of interest $50,000, $51,040 and 52,265 for 1996, 1997 and 1998, respectively. At any time prior to the note's maturity, the Local Limited Partnership has an option to pay off the note payable at a discount equal to 70% of the property's annual scheduled rent but no less than $700,000. At December 31, 1998, the outstanding principal and related interest, respectively, were $2,046,695 and $2,436,281. There can be no assurance that the Local Limited Partnership will have sufficient cash or that the General Partner will loan additional cash to the Local Limited Partnership, if necessary, to make the annual installment payments required under the Agreement. The failure to make the required payments may result in a loss of interest in this Local Limited Partnership, which may result in the investors incurring adverse tax consequences.

         The Menlo Limited Partnership had a note payable which was due on October 31, 1997. On November 10, 1997, the note holder notified Menlo Limited Partnership that the note was in default and demanded immediate payment. The Local Limited Partnership did not have the resources to pay amounts due on the note payable. On January 5, 1998, pursuant to the security agreement of the note payable, the note holder was substituted as sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. With the loss of the Partnership's interest in Menlo Limited Partnership to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

         Additionally, the Gulfway and Rockwell Limited Partnerships had notes payable which were due on November 7, 1997. The Local Limited Partnerships did not have the resources to pay amounts due on the notes payable. On June 29, 1998, pursuant to the security agreements of the notes payable, the note holders were substituted as sole limited partner of the Local Limited Partnerships in place of NHP Realty Fund Two and the note holders' assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfers of the partnership interest. With the loss of the Partnership's interest in Gulfway and Rockwell Limited Partnerships to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

         Mayfair Manor and Esbro Limited Partnerships have notes payable which matured on October 25, 1997. Effective February 16, 1998, both Mayfair Manor and Esbro Limited Partnerships executed Amended and Restated Promissory Notes ("ARPN") for each of their notes payable. The general terms of the ARPN's require payment of the following upon the earlier of the sale, transfer or refinancing of the underlying property, or October 25, 1999:

         a)      the original principal sum of the note payable, plus

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

         Tinker Creek Limited Partnership had a notes payable due on June 30, 1998. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.L.C. for the sale of Tinker Creek Apartments. The closing occurred on July 2, 1998, with a purchase price of $1,785,000. Net proceeds of $750,081 were divided between the holders of the Tinker Creek note payable and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Tinker Creek Limited Partnership received the remaining 20% of the net proceeds. The Partnership's share of the gain from the sale, in excess of cumulative losses not taken, in the amount of $33,818 has been recorded in the accompanying statements of operations for the year ended December 31, 1998, as an extraordinary item - gain on extinguishment of debt. The sale may generate taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         The note payable with respect to Rodeo Drive Limited Partnership matured on December 6, 1997. The Local Limited Partnership does not have the resources to pay amounts due on the note payable. The holders of the note commenced a civil action seeking to gain control of the general and limited partnership interests of the Rodeo Drive Limited Partnership. With the loss of the Partnership's interest in Rodeo Drive Limited Partnership to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

         Additionally, Meadows Apartments and Meadows East Apartments Local Limited Partnerships continued existence as a going concern is dependent on the Local Limited Partnerships' ability to pay principal and interest obligations under their notes payable, which became due on December 12, 1997, or negotiate further amendments of the terms of the notes. Should no agreement be reached and absent a sale or refinancing which produces sufficient funds to repay the notes in full, a default would occur on the notes. Such default could lead to a foreclosure by the note holder of the security underlying the notes such that the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

         The notes related to the other eleven Local Limited Partnerships, in addition to the extensions to the notes relating to Mayfair Manor and Esbro Local Limited Partnerships discussed above, will reach final maturity during the fourth quarter of 1999. As of December 31, 1998, the Local Limited Partnerships' have not renegotiated the terms of the notes, including the extension of the due date. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of these notes or to repay or refinance the notes. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation. There can be no assurance that the General Partner will be successful in extending or restructuring the notes payable as they mature.

         During 1998, the General Partner advanced the Partnership $33,650 to pay legal expenses of the Partnership. No advances were made during 1997 and 1996. During 1996, the Partnership repaid borrowings of $27,700 and accrued interest of $2,447 to the General Partner. No repayments were made during 1998 and 1997, Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998. At December 31, 1998 the Partnership owed the General Partner $33,650 in advances and $1,701 in accrued interest, while at December 31, 1997, the Partnership had no unpaid borrowings or accrued interest due to the General Partner.

         During 1998 and 1997, the General Partner advanced $216,357 and $137,530 to ten and twenty-one Local Limited Partnerships, respectively, for insurance and entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. No advances were made during 1996. The Local Limited

Partnerships paid $184,156, $82,689 and $38,163 in loans during 1998, 1997 and 1996, respectively, and $123,236, $134,359 and $212,729 in interest on these loans during 1998, 1997, and 1996, respectively. The balances owed to the General Partner by fourteen and twenty-one Local Limited Partnerships at December 31, 1998 and 1997, was $424,607 and $599,463, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998.

         During 1998, 1997 and 1996 the Partnership made no advances to the Local Limited Partnerships. Repayments of advances of $200, $200 and $3,438 and accrued interest of $8,885, $137 and $793 were received from the Local Limited Partnerships during 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, the Partnership's net working capital advances amounted to $398,311 and $592,927, respectively. Interest is charged at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998.

         Net cash used in operations for the year ended December 31, 1998, was $31,670 as compared to net cash used in operations of $14,187 in 1997 and net cash provided by operations of $31,485 in 1996. The decrease in cash used in operations from 1997 to 1998 was primarily the result of an increase in operating expenses paid and a decrease in distribution received from Local Limited Partnerships, partially offset by a decrease in the payment of administrative and reporting fees to General Partner. The change in cash used in operations from 1996 to 1997 was primarily the result of a decrease in distributions received from the Local Limited Partnerships.

         Distributions in excess of investment in Local Limited Partnerships and distributions from Local Limited Partnerships typically represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, certain investments' carrying values have been reduced to zero. For investments in Local Limited Partnerships which have been reduced to zero, cash distributions received are recorded in revenues as distributions in excess of investment in Local Limited Partnerships. For investments in Local Limited Partnerships which have not been reduced to zero, cash distributions received are recorded as distributions from Local Limited Partnerships in the statements of cash flows and reduce the Partnership's investment on the statement of financial position. Cash distributions totaling $66,738, $124,970 and $164,326 were received from three, six and six Local Limited Partnerships, respectively, during the years ended December 31, 1998, 1997 and 1996, respectively. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

         Cash amounted to $25,589 at December 31, 1998. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at December 31, 1998, is dependent on distributions received from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying Properties. The combined underlying operations of the Local Limited Partnerships are projected to generate sufficient excess cash in the form of distributions to continue to fund the operations of the Partnership. However, should the operations of one or more Properties deteriorate, the Partnership may not have the financial capability to support those Properties without assistance from the General Partner. The General Partner is not required to provide funding to the Partnership. Therefore, there can be no assurance that the Partnership or its underlying Properties will have sufficient cash in the future.

         As of December 31, 1998, the Partnership owes the General Partner $1,212,079 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees is predicated on the operations and/or sale or refinancing of the underlying Properties of the Local Limited Partnerships.

 Results of Operations

         The Partnership invested as a limited partner in Local Limited Partnerships which operate twenty-one rental housing properties. At December 31, 1998, the Partnership continued to hold an interest in eighteen Local lImited Partnerships, one of which sold its only property in 1998.To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of December 31, 1998 and 1997, the Partnership had no carrying basis in eighteen and nineteen of the Local Limited Partnerships and therefore reflected no results of operations, for its share of losses for these Local Limited Partnerships.

         The Partnership incurred a net loss of $299,879 in 1998 compared to a net loss of $360,685 in 1997. Net loss per unit of limited partnership interest decreased from $20 in 1997 to $16 in 1998 for the 18,300 units outstanding throughout both years. This was primarily due to an increase in the Partnership's share of losses/profits and share gain on extinguishment of debt in 1998, partially offset by a decrease in distributions in excess of investment in Local Limited Partnerships and an increase in operating expenses. The Partnership did not recognize $1,240,069 of its allocated share of losses from eighteen Local Limited Partnerships, as the Partnership's net book investment in them was reduced to zero prior to 1998 (see Note 3 to the Partnership's financial statements). During 1998 and 1997, the Partnership's share of profits of three and one Local Limited Partnerships in the amounts of $49,163 and $121,189, respectively, were offset against prior year losses not taken. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $5,819,358 between years. This decrease was the primary result of the Local Limited Partnerships recognizing impairment losses on their rental property in the amount of $347,000 in 1998 compared to $4,240,000 in 1997 (see Note 3 to the Partnership's financial statements). In addition, Tinker Creek Limited Partnership recognized a gain on extinguishment of debt of $1,617,778 resulting from the sale of its rental property and the discounted payoff of notes payable to former owner.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. Based on interest rates at December 31, 1998, a 1% increase or decrease in market rates would not have a material impact on the Partnership.

Item 8. Financial Statements and Supplementary Data

         The financial statements and supplemental schedule of the Partnership are included on pages 19 through 41 of this report.

                          Independent Auditors' Report



To The Partners of
   National Housing Partnership Realty Fund Two
Indianapolis, Indiana


We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund Two (the Partnership) as of December 31, 1998, and the related statements of operations, partners' deficit, and cash flows for the year then ended, and the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. We did not audit the financial statements of Rodeo Drive Limited Partnership, Kimberton Apartments Associates Limited Partnership, and Windsor Apartments Associates Limited Partnership (investees of the Partnership) for the year ended December 31, 1998 and which had a $4,218,846 investment balance at December 31, 1998. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Rodeo Drive Limited Partnership, Kimberton Apartments Associates Limited Partnership, and Windsor Apartments Associates Limited Partnership, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund Two as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 9 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. In addition, certain Local Partnerships' notes payable are due in 1999. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Ernst & Young  LLP
Indianapolis, Indiana
February 22, 1999

Independent Auditors' Report


To The Partners of
  National Housing Partnership Realty Fund Two
Indianapolis, IN


We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund Two (the Partnership) as of December 31, 1997, and the related statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1997, and Schedule III listed in the Index at Item 14 for the two years in the period ended December 31, 1997. These financial statements and Schedule III are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and Schedule III based on our audits. We did not audit the financial statements of Hurbell I Limited Partnership and Rodeo Drive Limited Partnership (investees of the Partnership) for the years ended December 31, 1997 and 1996. The Partnership's investment of zero in the net assets of these investees as of December 31, 1997, and of zero in the net profits of these investees for the years ended December 31, 1997 and 1996, are included in the accompanying financial statements. The financial statements of these investees were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund Two as of December 31, 1997, and the results of its operations and cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such Schedule III for the two years in the period ended December 31, 1997, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
McLean, VA
March 3, 1998

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION


                                                                                        December 31,
                                                                         ---------------------------------------
                                                                              1998                      1997
                                                                              ----                      ----
                                                                ASSETS
                                                                ------

Cash and cash equivalents (Note 2)                                          $    25,589             $    23,409
Investments in and advances to Local Limited
  Partnerships (Note 3)                                                       4,322,277               4,193,204
                                                                             ----------               ---------

                                                                            $ 4,347,866             $ 4,216,613
                                                                             ==========              ==========

                                                  LIABILITIES AND PARTNERS' DEFICIT
                                                  ---------------------------------

Liabilities:
  Other accrued expenses                                                    $    57,831             $    40,745
  Administrative and reporting fees
    payable to General Partner (Note 4)                                       1,212,079               1,074,831
  Notes payable to General Partner (Note 5)                                   2,414,468               2,414,468
  Accrued interest on notes payable
    to General Partner (Note 5)                                               3,300,882               3,059,435
  Due to General Partner (Note 4)                                                33,650                     -
  Accrued interest on partner loans (Note 4)                                      1,701                     -
                                                                             ----------               ---------

                                                                              7,020,611               6,589,479
                                                                             ----------               ---------
Partners' deficit:
  General Partner - The National
    Housing Partnership (NHP)                                                  (181,817)               (178,818)
  Original Limited Partner - 1133
    Fifteenth Street Two Associates                                            (186,717)               (183,718)
  Other Limited Partners - 18,300
    investment units                                                         (2,304,211)             (2,010,330)
                                                                             ----------               ---------

                                                                             (2,672,745)             (2,372,866)
                                                                             ----------               ---------

                                                                            $ 4,347,866             $ 4,216,613
                                                                             ==========              ==========





                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS



                                                                       Years Ended December 31,
                                                               --------------------------------------------
                                                                  1998             1997             1996
                                                                  ----             ----             ----
REVENUE:
   Share of profits from Local Limited
     Partnerships (Note 3)                                     $ 145,594      $       -         $   35,643
   Distribution in excess of investment in
     Local Limited Partnership                                    16,599          104,195          145,914
   Interest income                                                 9,501               71            2,748
                                                                --------        ---------        ---------

                                                                 171,694          104,266          184,305
                                                                --------        ---------        ---------
COSTS AND EXPENSES:
   Share of losses from Local Limited
     Partnerships (Note 3)                                           -             26,948              -
   Administrative and reporting fees to
     General Partner (Note 4)                                    137,248          137,248          137,248
   Interest on notes payable to
     General Partner (Note 5)                                    241,447          241,447          241,447
   Interest on partner loans (Note 4)                              1,701            -                1,587
   Other operating expenses                                      124,995           59,308           51,726
                                                                --------        ---------        ---------

                                                                 505,391          464,951          432,008
                                                                --------         --------         --------

LOSS BEFORE EXTRAORDINARY ITEM                                  (333,697)        (360,685)        (247,703)

EXTRAORDINARY ITEM - SHARE OF GAIN ON
  EXTINGUISHMENT OF DEBT (NOTE 3)                                 33,818            -                -
                                                                --------         --------         --------
NET LOSS                                                       $(299,879)       $(360,685)       $(247,703)
                                                                ========         ========         ========

ALLOCATION OF NET LOSS:
   General Partner - NHP                                       $  (2,999)       $  (3,607)       $  (2,477)
   Original Limited Partner - 1133
     Fifteenth Street Two Associates                              (2,999)          (3,607)          (2,477)
   Other Limited Partners - 18,300
     investment units                                           (293,881)        (353,471)        (242,749)
                                                                --------         --------         --------

                                                               $(299,879)       $(360,685)       $(247,703)
                                                                ========         ========         ========

NET LOSS PER OTHER LIMITED
  PARTNERSHIP INTEREST (NOTE 3)
   Before extraordinary item                                   $     (18)       $     (20)       $     (13)
   Extraordinary item                                                  2              -                -
                                                                --------         --------         --------
      Net loss                                                 $     (16)       $     (20)       $     (13)
                                                                ========         ========         ========





                      See notes to financial statements.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' DEFICIT



                                        The National          1133
                                          Housing          Fifteenth          Other
                                        Partnership        Street Two        Limited
                                           (NHP)           Associates        Partners             Total
                                           -----           ----------        --------             -----
Deficit at January 1, 1996               $(172,734)         $(177,634)    $(1,414,110)         $(1,764,478)

   Net loss                                 (2,477)            (2,477)       (242,749)            (247,703)
                                          --------           --------      ----------           ----------

Deficit at December 31, 1996              (175,211)          (180,111)     (1,656,859)          (2,012,181)

   Net loss                                 (3,607)            (3,607)       (353,471)            (360,685)
                                          --------           --------      ----------           ----------

Deficit at December 31, 1997              (178,818)          (183,718)     (2,010,330)          (2,372,866)

   Net loss                                 (2,999)            (2,999)       (293,881)            (299,879)
                                          --------           --------      ----------           ----------

Deficit at December 31, 1998             $(181,817)         $(186,717)    $(2,304,211)         $(2,672,745)
                                          ========           ========      ==========           ==========

Percentage interest at
  December 31, 1996, 1997
  and 1998                                    1%                1%              98%
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

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                          Years Ended December 31,
                                                                 ------------------------------------------
                                                                     1998             1997           1996
                                                                     ----             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Distributions from Local Limited Partnerships                    $ 50,339       $   20,975     $   21,850
  Distributions received in excess of investment in
    Local Limited Partnership                                        16,399          103,995        142,476
  Interest received                                                   9,501               71          2,748
  Payment of administrative and reporting fees to
    General Partner                                                     -            (81,220)       (79,179)
  Operating expenses paid                                          (107,909)         (58,008)       (53,963)
  Payment of interest on partner loans                                  -                -           (2,447)
                                                                  ---------        ---------      ---------

  Net cash (used in) provided by operating activities               (31,670)         (14,187)        31,485
                                                                  ---------        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of advances to Local Limited Partnerships                   200              200          3,438
                                                                  ---------        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from General Partner                                      33,650            -              -
  Repayment of advances from General Partner                          -                -            (27,700)
                                                                  ---------        ---------      ---------

  Net cash provided by (used in) financing activities                33,650            -            (27,700)
                                                                  ---------        ---------      ---------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                     2,180          (13,987)         7,223

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         23,409           37,396         30,173
                                                                  ---------        ---------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $   25,589       $   23,409     $   37,396
                                                                  =========        =========      =========





                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                                       Years Ended December 31,
                                                               --------------------------------------------
                                                                 1998             1997             1996
                                                                 ----             ----             ----
RECONCILIATION OF NET LOSS TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss                                                       $(299,879)       $(360,685)       $(247,703)
                                                                --------         --------         --------
Adjustments to reconcile net (loss) to net cash
  (used in) provided by operating activities:
Share of losses (profits) from Local Limited Partnerships       (145,594)          26,948          (35,643)
Share of gain on extinguishment of debt                          (33,818)           -                -
Repayment of advances to Local Limited Partnerships                 (200)            (200)          (3,438)
Distributions from Local Limited Partnerships                     50,339           20,975           21,850
Change in operating assets and liabilities:
  Deposits held by escrow agents                                   -                -                   28
  Administrative and reporting fees
  payable to General Partner                                     137,248           56,028           58,069
  Accrued interest on notes payable to General Partner           241,447          241,447          241,447
  Accrued expenses                                                17,086            1,300           (2,265)
  Accrued interest on partner loans                                1,701            -                 (860)
                                                                --------         --------         --------

  Total adjustments                                              268,209          346,498          279,188
                                                                --------         --------         --------

Net cash (used in) provided by operating activities            $ (31,670)       $ (14,187)       $  31,485
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



1.       SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING
         POLICIES

         Organization

         National Housing Partnership Realty Fund Two (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on January 22, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships (Local Limited Partnerships), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On April 30, 1985, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

         The General Partner was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 18,300 interests at a price of $1,000 per interest. During 1985, the sale of interests was closed after the sale of 18,300 interests to limited partners.

         On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

         Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.


2.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of the following:

                                                                                    December 31,
                                                                          ----------------------------------
                                                                            1998                     1997
                                                                            ----                     ----
         Cash in demand accounts                                           $   -                    $   882
         Money Market account                                               25,589                   22,527
                                                                            ------                   ------

                                                                           $25,589                  $23,409
                                                                            ======                   ======


3.       INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited
Partnerships: Meadows Apartments Limited Partnership, Esbro Limited Partnership, Rodeo Drive Limited Partnership, Menlo Limited Partnership, Mayfair Manor Limited Partnership, Hurbell I Limited Partnership, Hurbell II Limited Partnership, Hurbell III Limited Partnership, Tinker Creek Limited Partnership, Rockwell Limited Partnership, Meadows East Apartments Limited Partnership, Kimberton Apartments Associates Limited Partnership, San Juan del Centro Limited Partnership, Gulfway Limited Partnership, Caroline Arms Limited Partnership, Hilltop Limited Partnership, Harold House Limited Partnership, Park Avenue West I Limited Partnership, West Oak Village Limited Partnership, Park Avenue West II Limited Partnership, and Windsor Apartments Associates Limited Partnership. During 1998, the Partnership's interest in Gulfway Limited Partnership, Menlo Limited Partnership and Rockwell Limited Partnership were foreclosed upon and Tinker Creek Limited Partnership sold its property.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


         The Menlo Limited Partnership had a note payable which was due on October 31, 1997. On November 10, 1997, the note holder notified Menlo Limited Partnership that the note was in default and demanded immediate payment. The Local Limited Partnership did not have the resources to pay amounts due on the note payable. On January 5, 1998, pursuant to the security agreement of the note payable, the note holder was substituted as sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Menlo Limited Partnership to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

         Additionally, the Gulfway and Rockwell Limited Partnerships had notes payable which were due on November 7, 1997. The Local Limited Partnerships did not have the resources to pay amounts due on the notes payable. On June 29, 1998, pursuant to the security agreements of the notes payable, the note holders were substituted as sole limited partner of the Local Limited Partnerships in place of NHP Realty Fund Two and the note holders' assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfers of the partnership interest. With the loss of the Partnership's interest in Gulfway and Rockwell Limited Partnerships to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

         Tinker Creek Limited Partnership had a note payable due on June 30, 1998. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.L.C. for the sale of Tinker Creek Apartments. The closing occurred on July 2, 1998, with a purchase price of $1,785,000. Net proceeds of $750,081 were divided between the holders of the Tinker Creek note payable and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Tinker Creek Limited Partnership received the remaining 20% of the net proceeds. The Partnership's share of the gain from the sale, in excess of cumulative losses not taken, in the amount of $33,818 has been recorded in the accompanying statements of operations for the year months ended December 31, 1998, as an extraordinary item - gain on extinguishment of debt. The sale may generate taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

         Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize $1,240,069, $5,806,764 and $3,251,206 of losses from eleven, seventeen and seventeen Local Limited Partnerships during 1998, 1997 and 1996, respectively. During 1998, 1997 and 1996, the Partnership's share of profits in three, one and two Local Limited Partnerships in the amount of $49,163, $121,189 and $156,104, respectively, were offset against prior year losses not taken in the amount of $293,106. The excess profits of $19,281 and $14,069 during 1998 and 1997, respectively, were offset against distributions taken into income. As a result of the sale and foreclosures discussed above, during 1998, $6,114,162 in shares of profits resulting from the Partnerships loss of interest in three Local Limited Partnerships and extraordinary gain from the extinguishment of debt were offset against prior years losses not taken. As of December 31, 1998 and 1997, the Partnership has not recognized $21,746,869 and $26,650,844, respectively, of its allocated cumulative share of losses from nineteen Local Limited Partnerships in which its investment has been reduced to zero.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


         The Partnership made no advances to the Local Limited Partnerships during 1998, 1997 and 1996. Advances of $200, $200 and $3,438 were repaid to the Partnership in 1998, 1997 and 1996, respectively. In addition, accrued interest of $8,885, $137 and $793 was received in 1998, 1997 and 1996, respectively. During 1993 the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

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

         Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1998 and 1997, and the combined results of operations for each of the three years in the period ended December 31, 1998, are as follows:

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)




                          COMBINED FINANCIAL POSITION
                          OF THE LOCAL LIMITED PARTNERSHIPS

                                                                                     December 31,
                                                                        -------------------------------------
                                                                              1998                   1997
                                                                              ----                   ----
Assets:
  Land                                                                  $  4,911,004            $  5,836,000
  Buildings and improvements, net of accumulated
    depreciation of $24,333,103 and $27,420,131
    and impairment losses on rental property of
    $8,723,031 and $9,131,900                                             34,114,292              42,648,549
  Other                                                                    6,370,790               6,302,428
                                                                         -----------             -----------

                                                                        $ 45,396,086            $ 54,786,977
                                                                         ===========             ===========
Liabilities and Partners' Deficit
  Liabilities:
    Mortgage notes payable                                              $ 21,551,705            $ 26,655,632
    Notes payable                                                         17,235,514              21,855,789
    Accrued interest on notes payable                                     22,020,695              26,231,626
    Other liabilities                                                      4,091,538               5,166,713
                                                                         -----------             -----------

                                                                          64,899,452              79,909,760
  Partners' Deficit:
    National Housing Partnership Realty Fund Two                         (18,299,733)            (23,529,879)
    Other partners                                                        (1,203,633)             (1,592,904)
                                                                         -----------             -----------

                                                                         (19,503,366)            (25,122,783)
                                                                         -----------             -----------

                                                                        $ 45,396,086            $ 54,786,977
                                                                         ===========             ===========

                         COMBINED RESULTS OF OPERATIONS
                       OF THE LOCAL LIMITED PARTNERSHIPS

                                                                      Years Ended December 31,
                                                            -----------------------------------------------
                                                                1998              1997             1996
                                                                ----              ----             ----
Revenue                                                     $13,344,442       $15,202,877      $14,911,882
                                                             ----------        ----------       ----------

Expenses:
  Operating expenses                                          9,890,491        11,839,085       11,416,965
  Financial expenses - primarily interest                       272,279           294,744          375,802
  Interest on notes payable                                   2,122,963         2,270,221        2,265,895
  Depreciation and amortization                               2,218,455         2,378,144        2,342,774
  Impairment loss on rental property                            347,000         4,240,000        1,625,000
                                                             ----------        ----------       ----------
                                                             14,851,188        21,022,194       18,026,436
                                                             ----------        ----------       ----------

 Loss before extraordinary item                              (1,506,746)       (5,819,317)      (3,114,554)
 Gain on extinguishment of debt                               1,617,778               -                -
                                                             ----------        ----------       ----------

Net profit (loss)                                           $   111,032       $(5,819,317)     $(3,114,554)
                                                             ==========        ==========       ==========

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

         For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,739 units, 76 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

         All of the units (1,739 in total) receiving rent subsidies from
Section 8 have their contracts expiring during the year ending December 31, 1999. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

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

         Notes payable were executed by the Local Limited Partnerships with the former owners as part of the acquisition of the properties by the Local Limited Partnerships. These notes bear simple interest at rates of 9% or 10% per annum. The notes are nonrecourse notes secured by a security interest in all partnership interests in the respective Local Limited Partnership and are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The notes may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

These notes mature as follows:

                 Local Partnership               Due Date            Note Amount       Accrued Interest
                 -----------------               --------            -----------       ----------------
      Meadows Apartments
         Limited Partnership                December 12, 1997*       $ 1,159,173         $ 1,464,463
      Meadows East Apartments
         Limited Partnership                December 12, 1997*         1,592,399           2,011,780
      Rodeo Drive Limited Partnership        December 6, 1998*         1,048,837           1,327,583
                                                                      ----------          ----------

           Total Delinquent                                            3,800,409           4,803,826
                                                                      ----------          ----------

      Esbro Limited Partnership              October 25, 1999          1,204,380           1,537,360
      Mayfair Manor Limited Partnership      October 25, 1999          1,654,220           2,112,485
      Hurbell II Limited Partnership         November 2, 1999          1,501,558           1,914,177
      Hilltop Limited Partnership            November 2, 1999            816,530           1,042,952
      Caroline Arms Limited Partnership      November 11, 1999         1,560,791           2,205,197
      Harold House Limited Partnership       November 15, 1999           599,340             846,803
      Hurbell I Limited Partnership          December 19, 1999           607,838             767,669
      Hurbell III Limited Partnership        December 19, 1999           687,787             875,525
      Park Avenue West I Limited
         Partnership                         December 20, 1999           743,800             939,082
      Park Avenue West II Limited
         Partnership                         December 20, 1999           554,400             698,598
      San Juan Del Centro Limited
         Partnership                         December 20, 1999         1,457,766           1,840,740
                                                                      ----------          ----------

               Total Due 1999                                         11,388,410          14,780,588
                                                                      ----------          ----------

      West Oak Limited Partnership           November 30, 2013         2,046,695           2,436,281
                                                                      ----------          ----------

               Total Due                                             $17,235,514         $22,020,695
                                                                      ==========          ==========

           * Notes are in default.

         The West Oak Village Limited Partnership note payable matured on November 30, 1996. During 1997, the note holders entered into an agreement with the West Oak Village Limited Partnership under which the maturity date of

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


the note was extended until November 2013. Under the terms of the agreement, the Local Limited Partnership must pay the note holders annual interest on or before December 31, 1997, and every year thereafter, at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. During 1998 and 1997, the Local Limited Partnership received partner loans the required annual installment of interest $50,000, $51,040 and 52,265 for 1996, 1997 and 1998, respectively. At any time prior to the note's maturity, the Local Limited Partnership has an option to pay off the note payable at a discount equal to 70% of the property's annual scheduled rent but no less than $700,000. At December 31, 1997, the outstanding principal and related interest, respectively were $2,046,695 and $2,304,346. There can be no assurance that the Local Limited Partnership will have sufficient cash or that the General Partner will loan additional cash to the Local Limited Partnership, if necessary, to make the annual installment payments required under the Agreement. The failure to make the required payments may result in a loss of interest in this Local Limited Partnership, which may result in the partners incurring adverse tax consequences.

         Mayfair Manor and Esbro Limited Partnerships have notes payable which matured on October 25, 1997. At December 31, 1997, Mayfair Manor's notes payable principal and interest was $1,654,220 and $1,963,606, respectively, and Esbro's notes payable principal and interest was $1,204,380 and $1,428,966, respectively. Effective February 16, 1998, both Mayfair Manor and Esbro Limited Partnerships executed Amended and Restated Promissory Notes ("ARPN") for each of their notes payable. The general terms of the ARPN's require payment of the following upon the earlier of the sale, transfer or refinancing of the underlying property, or October 25, 1999:


         a)      the original principal sum of the note payable, plus

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

         The notes payable with respect to Rodeo Drive Limited Partnership have matured and the holders of the notes commenced a civil action seeking to gain control of the general and limited partnership interests of the Rodeo Drive Limited Partnership. Discussions which will result in a transfer of these interests to the note holders are near completion. A default on any of the aforementioned notes payable could lead to a foreclosure by the note holder of the security underlying the notes such that the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

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

         During 1998, Tinker Creek Limited Partnership recognized an impairment loss (noncash) on its rental property in the amount of $347,000. The amount of the impairment loss is the amount by which the carrying value exceeds the fair value of the property. The fair value of the rental property was determined by the amount of the June 30, 1998 sale of approximately $1,785,000.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


         During 1997, Esbro, Gulfway, Meadows Apartments, Meadows East Apartments and Menlo Limited Partnerships recognized impairment losses (noncash) on their rental property in the amounts of $500,000, $740,000, $700,000, $1,450,000 and $850,000, respectively. Since each of the Local Limited Partnerships is in default of its note payable, the Local Limited Partnership's estimate of cash flow includes only its estimate of the fair value of the rental property. As a result of not including cash flow from operations during any anticipated holding period, the estimated cash flow was less than the carrying amount at December 31, 1997. The amount of the impairment loss is the amount by which the carrying value exceeds the fair value of the property. The Local Limited Partnerships used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value.

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

4.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
PARTNER

         The Partnership accrued administrative and reporting fees payable to the General Partner of $137,248 during 1998, 1997 and 1996. During 1997 and 1996, the Partnership paid the General Partner $81,220 and $79,179 for these fees. No payments were made during 1998 for these fees. The balances owed to NHP for these fees were $1,212,079 and $1,074,831 as of December 31, 1998 and 1997, respectively.

         During 1998, the General Partner advanced the Partnership $33,650 to pay legal expenses of the Partnership. No advances were made during 1997 and 1996. During 1996, the Partnership repaid borrowings of $27,700 and accrued interest of $2,447 to the General Partner. No repayments were made during 1998 and 1997. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998. At December 31, 1998 the Partnership owed the General Partner $33,650 in advances and $1,701 in accrued interest, while at December 31, 1997, the Partnership had no unpaid borrowings or accrued interest due to the General Partner.

         An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by fifteen of the Local Limited Partnerships. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a preferred stock subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $945,717, $1,505,742 and $1,356,728 for management fees and other services provided to the Local Limited Partnerships during 1998, 1997 and 1996, respectively. As of December 31, 1998 and 1997, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $13,298 and $65,662, respectively.

         Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. At December 31, 1997, trade payables include $78,052 to NHPMC. Total reimbursements earned for salaries and benefits for the years ended December 31, 1998, 1997 and 1996, were approximately $1,492,000, $1,766,000 and
$1,609,000, respectively.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


5.       NOTES PAYABLE

         The notes payable by the Partnership bear simple interest at a rate of 10% per annum. The notes are payable to NHP in the same amount and same terms as notes executed by NHP to former project owners, are nonrecourse, and are collateralized by the Partnership's interests in Windsor Apartments Associates Limited Partnership and Kimberton Apartments Associates Limited Partnership. Neither principal nor interest are payable currently; all principal and accrued interest is payable upon the earlier of the sale, transfer or refinancing of Windsor Apartments or Kimberton Apartments, or October 24, 1999. The notes may be prepaid in part or in whole at any time without penalty.

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

         A reconciliation follows:

                                                                      Years Ended December 31,
                                                              ----------------------------------------------
                                                                 1998             1997              1996
                                                                 ----             ----              ----
  Net (loss) profit per financial statements                  $ (299,879)     $  (360,685)     $  (247,703)

  Add (deduct):
    Interest on notes payable                                    241,447            -                -
    Other                                                        148,974            -                -

  Partnership's share of limited local
      partnership's (loss) profit                              9,626,302       (1,612,795)      (4,013,698)
                                                               ---------       ----------       ----------


  Profit (loss) per tax return                                $9,716,844      $(1,973,480)     $(4,261,401)
                                                               =========       ==========       ==========

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                              December 31, 1998
                                                              -----------------
  Net deficit as reported                                        $ (2,672,745)
  Add (deduct):
    Investment In Partnerships                                    (37,061,336)
    Accrued Interest                                                 (267,874)
    Other                                                             148,947
                                                              -----------------
  Net Deficit - federal tax basis                                $(39,853,008)
                                                              =================

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

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value and excessive cost would not be incurred. A reasonable estimate of fair value of the notes payable and related accrued interest could not be made without incurring excessive costs. The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

9.       GOING CONCERN

         Certain of the Local Partnership's notes payable are past due or are due in 1999 (see Note 3). Continuation of the Local Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this Uncertainty.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                             A LIMITED PARTNERSHIP
           SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION OF
     LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED
                               DECEMBER 31, 1998



                                            Initial Cost to Local       Cost Capitalized Subsequent to
                                             Limited Partnership                 Acquisition
                                           -----------------------------------------------------------


                                                        Buildings
                                                            and                        Carrying Cost
 Partnership Name        Encumbrances         Land     Improvements    Improvements     Adjustments

------------------------------------------------------------------------------------------------------
Caroline Arms
  Limited
  Partnership                 (1)          $  260,000   $  4,497,252   $ 1,319,733    $        -

Esbro Limited
  Partnership                 (1)             360,000      2,566,446       568,368        (500,000)

Harold House Limited
  Partnership                 (1)              80,000      1,782,230       874,377             -

Hilltop Limited
  Partnership                 (1)             210,000      2,291,867       448,270      (1,699,227)

Hurbell I Limited
  Partnership (Holly
  Oak)                        (1)             100,000      2,043,334       427,282             -

Hurbell II Limited
  Partnership
 (Anderson)                   (1)             240,000      3,940,646     1,459,750             -

Hurbell III Limited
  Partnership (Royal
  Oaks)                       (1)             150,000      1,894,472       662,891             -

Kimberton Apartments
  Associates  Limited
  Partnership                 (1)             250,000      5,265,177     1,028,063             -

Mayfair Manor
  Limited Partnership         (1)             450,000      3,720,460       903,545      (1,467,900)


Meadows Apartments
  Limited Partnership         (1)             385,000      2,353,256       306,781      (1,329,000)

Meadows East
  Apartments Limited
  Partnership                 (1)             700,000      4,464,615       658,657      (1,450,000)

Park Avenue West I
  Limited Partnership         (1)              96,000      1,798,619       272,066      (1,100,000)



                         Gross Amount at which Carried at Close of
                                      Period
                         -------------------------------------------
                                                                                                                   Life upon which
                                                                                                                   depreciation in
                                                                       Accumulated                                latest statement
                                       Buildings and                   Depreciation     Date of        Date       of operations is
 Partnership Name            Land       Improvements   Total (2) (3)       (3)        Construction     Acquired       computed
                                                                                                                      (years)
-----------------------------------------------------------------------------------------------------------------------------------
Caroline Arms
  Limited
  Partnership            $  269,217    $  5,807,768   $  6,076,985     $  2,281,874      1972          4/85            5-50

Esbro Limited
  Partnership               361,193       2,633,621      2,994,814        1,141,640      1972          4/85            5-50

Harold House Limited
  Partnership                80,000       2,656,607      2,736,607          954,874      1973          5/85            5-50

Hilltop Limited
  Partnership               215,862       1,035,048      1,250,910          300,741      1974          4/85            5-50

Hurbell I Limited
  Partnership (Holly
  Oak)                      100,000       2,470,616      2,570,616          844,168      1975          4/85            5-40

Hurbell II Limited
  Partnership
 (Anderson)                 272,682       5,367,714      5,640,396        1,879,959      1972          4/85            5-50

Hurbell III Limited
  Partnership (Royal
  Oaks)                     182,489       2,524,874      2,707,363          931,889      1973          4/85            5-50

Kimberton Apartments
  Associates  Limited
  Partnership               250,000       6,293,240      6,543,240        2,937,415      1972          4/85            5-30

Mayfair Manor
  Limited Partnership       450,000       3,156,105      3,606,105        1,472,443      1971          4/85            5-50

Meadows Apartments
  Limited Partnership       385,000       1,331,037      1,716,037          990,956      1970          5/85            5-50

Meadows East
  Apartments Limited
  Partnership               700,000       3,673,272      4,373,272        2,016,334      1975          5/85            5-50

Park Avenue West I
  Limited Partnership        96,000         970,685      1,066,685          599,246      1969          5/85            5-50

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            A LIMITED PARTNERSHIP
           SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION OF
     LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED
                              DECEMBER 31, 1998



                                            Initial Cost to Local       Cost Capitalized Subsequent to
                                             Limited Partnership                 Acquisition
                                           -----------------------------------------------------------
                                                        Buildings
                                                            and                        Carrying Cost
 Partnership Name        Encumbrances         Land     Improvements    Improvements     Adjustments

------------------------------------------------------------------------------------------------------
Park Avenue West II
  Limited Partnership         (1)              96,000      1,784,594       247,189      (1,176,904)

Rodeo Drive Limited
  Partnership                 (1)             150,000      2,731,817       485,794          -

San Juan Del Centro
  Limited Partnership         (1)             725,000      3,359,588     1,071,503          -

West Oak Village
  Limited Partnership         (1)             400,000      4,667,340       957,714          -

Windsor Apartments
  Associates Limited
  Partnership                 (1)             169,000      5,925,950       480,784          -

                                      ----------------------------------------------------------------
TOTAL,
December 31, 1998                          $4,821,000   $ 55,087,663  $ 12,172,767   $  (8,723,031)
                                      =================================================================
                         Gross Amount at which Carried at Close of
                                      Period
                         -------------------------------------------
                                                                                                                   Life upon which
                                                                                                                   depreciation in
                                                                       Accumulated                                latest statement
                                       Buildings and                   Depreciation     Date of        Date       of operations is
 Partnership Name            Land       Improvements   Total (2) (3)       (3)        Construction     Acquired       computed
                                                                                                                      (years)
-----------------------------------------------------------------------------------------------------------------------------------
Park Avenue West II
  Limited Partnership        96,000         854,879        950,879          132,008      1970          5/85            5-50

Rodeo Drive Limited
  Partnership               150,000       3,217,611      3,367,611        1,108,039      1973          4/85            5-30

San Juan Del Centro
  Limited Partnership       725,000       4,431,091      5,156,091        1,699,423      1970          4/85            5-50

West Oak Village
  Limited Partnership       408,561       5,616,493      6,025,054        2,142,100      1972          4/85            5-50

Windsor Apartments
  Associates Limited
  Partnership               169,000       6,406,734      6,575,734        2,899,994      1972          4/85            5-30

                       ------------------------------------------------------------
TOTAL,
December 31, 1998       $ 4,911,004   $  58,447,395  $  63,358,399    $  24,333,103
                       =============================================================


                           See notes to Schedule III.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                    NOTES TO SCHEDULE III - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED

                               DECEMBER 31, 1998


(1)      Schedule of Encumbrances


                                                                               Notes
                                                                            Payable and
                                                        Mortgage              Accrued
         Partnership Name                                Notes                Interest               Total
         ----------------                                -----                --------               -----
         Caroline Arms Limited Partnership          $  1,888,129            $ 3,765,988          $ 5,654,117
         Esbro Limited Partnership                       909,815              2,741,740            3,651,555
         Harold House Limited Partnership                745,373              1,446,143            2,191,516
         Hilltop Limited Partnership                   1,064,902              1,859,482            2,924,384
         Hurbell I Limited Partnership                 1,083,942              1,375,507            2,459,449
         Hurbell II Limited Partnership                1,521,214              3,415,735            4,936,949
         Hurbell III Limited Partnership                 895,009              1,563,312            2,458,321
         Kimberton Apartments Associates
          Limited Partnership                          1,798,729                  (a)              1,798,729
         Mayfair Manor Limited Partnership             1,278,828              3,766,705            5,045,533
         Meadows Apartments Limited Partnership          649,563              2,623,636            3,273,199
         Meadows East Apartments
          Limited Partnership                          2,232,444              3,604,179            5,836,623
         Park Ave West I Limited Partnership             473,992              1,682,882            2,156,874
         Park Ave West II Limited Partnership            546,511              1,252,998            1,799,509
         Rodeo Drive Limited Partnership               1,068,572              2,376,420            3,444,992
         San Juan del Centro Limited Partnership       1,575,889              3,298,506            4,874,395
         West Oak Village Limited Partnership          1,519,132              4,482,976            6,002,108
         Windsor Apartments Associates
          Limited Partnership                          2,299,661                  (a)              2,299,661
                                                      ----------             ----------           ----------

           Total                                     $21,551,705            $39,256,209          $60,807,914
                                                      ==========             ==========           ==========


(a)Notes payable on this property are held by the Partnership and not by the Local Limited Partnership.

(2) The aggregate cost of land for Federal income tax purposes is $4,821,000, and the aggregate costs of buildings and improvements for Federal income tax purposes is $66,936,565. The total of the above-mentioned is $71,757,565.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                             A LIMITED PARTNERSHIP

                    NOTES TO SCHEDULE III - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED

                               DECEMBER 31, 1998

                                  (CONTINUED)

(3)      Reconciliation of real estate

                                                                        Years Ended December 31,
                                                            -----------------------------------------------
                                                                 1998             1997              1996
                                                                 ----             ----              ----
         Balance at beginning of period                     $ 75,904,680     $ 79,634,323     $ 80,002,379

         Improvements during the period                        1,072,080        1,761,488        1,256,944

         Disposals of rental properties                      (13,271,361)           -                -

         Decrease due to prior year impairment
              losses on rental property                            -           (1,251,131)           -

         Impairment losses on rental property                   (347,000)      (4,240,000)      (1,625,000)
                                                             -----------      -----------      -----------

         Balance at end of period                           $ 63,358,399     $ 75,904,680     $ 79,634,323
                                                             ===========      ===========      ===========


         Reconciliation of accumulated depreciation

                                                                        Years Ended December 31,
                                                            -----------------------------------------------
                                                                 1998             1997              1996
                                                                 ----             ----              ----
         Balance at beginning of period                     $ 27,420,131     $ 26,297,619     $ 23,959,345

         Depreciation expense for the period                   2,213,955        2,373,643        2,338,274

         Disposals of rental properties                       (5,300,983)             -                -

         Decrease due to prior year impairment
            losses on rental property                                -         (1,251,131)             -
                                                             -----------      -----------      -----------

         Balance at end of period                           $ 24,333,103     $ 27,420,131     $ 26,297,619
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

Directors of NCHP

         Four individuals comprise the Board of Directors of NCHP. One director was appointed by the President of the United States, by and with the advice and consent of the Senate.

         Thomas W. Toomey (age 38) was elected Executive Vice President Finance and Administration and a Director of NCHP in 1997. Mr. Toomey has served as Senior Vice President--Finance and Administration of AIMCO since January 1996 and was promoted to Executive Vice President--Finance and Administration in March 1997. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. From 1981 to 1983, Mr. Toomey was on the audit staff of Kenneth Leventhal & Company. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University and is a Certified Public Accountant.

         Susan R. Baron (age 47) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the of Seeds of Peace Advisory Board and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

         Joel F. Bonder (age 50) was elected as a Director of NCHP in 1998 and was appointed Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective with the NHP merger. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NCHP since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies.

         Roberta Ujakovich (age 46) was elected President and a Director of NCHP in 1998. Ms. Ujakovich has served as Senior Vice President of AIMCO since July, 1997. Prior to joining AIMCO, Ms. Ujakovich was Vice President of NHP serving as the Director of Transactions in NHP's Asset Management Department. Previously, Ms. Ujakovich worked as a developer for three successive, affiliated real estate development companies: The Cafritz / Freeman Group, The Investment Group and Rosenberg, Freeman and Associates. She holds a B.A. from Allegheny College and a Masters in Public Policy from John F. Kennedy School of Government at Harvard university.

EXECUTIVE OFFICERS

         The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

         Thomas W. Toomey (age 38). See "Directors of NCHP."

         Joel F. Bonder  (age 50). See "Directors of NCHP."

         Roberta Ujakovich (age 46). See "Directors of NCHP."

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

         Leeann Morein (age 44) was elected Senior Vice President Investor Services of NCHP in 1997. Ms Morein has served as Senior Vice President Investor Services AIMCO since November 1997. Ms. Morein has served as Secretary of AIMCO since July 1994 and from July 1994 until October 1997 also served as Chief Financial Officer. From September 1990 to March 1994, Ms. Morein served as Chief Financial Officer of the real estate subsidiaries of California Federal Bank, including the general partner of CF Income Partners, L.P., a publicly-traded master limited partnership. Ms. Morein joined California Federal in September 1988 as Director of Real Estate Syndications Accounting and became Vice President--Financial Administration in January 1990. From 1983 to 1988, Ms. Morein was Controller of Storage Equities, Inc., a real estate investment trust, and from 1981 to 1983, she was Director of Corporate Accounting for Angeles Corporation, a real estate syndication firm. Ms. Morein worked on the audit staff of Price Waterhouse from 1979 to 1981. Ms. Morein received a B.A. from Pomona College and is a Certified Public Accountant.

        Patrick J. Foye (Age 41) has been Executive Vice President of NCHP since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

        Troy D. Butts (age 34) has served as Senior Vice President and Chief Financial Officer of NCHP and AIMCO since November 1997. Prior to joining AIMCO, Mr. Butts served as a Senior Manager in the audit practice of the Real Estate Services Group for Arthur Andersen LLP in Dallas, Texas. Mr. Butts was employed by Arthur Andersen LLP for ten years and his clients were primarily publicly-held real estate companies, including office and multi-family real estate investment trusts. Mr. Butts holds a Bachelor of Business Administration degree in Accounting from Angelo State University and is a Certified Public Accountant.

        (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11. Executive Compensation

         National Housing Partnership Realty Fund Two has no officers or directors. No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 13. Certain Relationships and Related Transactions."

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

        The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 1998.

                        Name of
                   Beneficial Owner                     Number of Units      % of Class
                 AIMCO and affiliates                        1,626              8.89
          (affiliates of the General Partner)

The business address of AIMCO is 3410 South Galena Street, Suite 200, Denver, CO 80231

Item 13. Certain Relationships and Related Transactions

         The Partnership accrued administrative and reporting fees payable to the General Partner of $137,248 during 1998, 1997 and 1996. During 1997 and 1996, the Partnership paid the General Partner $81,220 and $79,179 for these fees. No payments were made during 1998 for these fees. The balances owed to NHP for these fees were $1,212,079 and $1,074,831 as of December 31, 1998 and 1997, respectively.

         During 1998, the General Partner advanced the Partnership $33,650 to pay legal expenses of the Partnership. No advances were made during 1997 and 1996. During 1996, the Partnership repaid borrowings of $27,700 and accrued interest of $2,447 to the General Partner. No repayments were made during 1998 and 1997, Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998. At December 31, 1998 the Partnership owed the General Partner $33,650 in advances and $1,701 in accrued interest, while at December 31, 1997, the Partnership had no unpaid borrowings or accrued interest due to the General Partner.

         An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by fifteen of the

Local Limited Partnerships. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a preferred stock subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $945,717, $1,505,742 and $1,356,728 for management fees and other services provided to the Local Limited Partnerships during 1998, 1997 and 1996, respectively. As of December 31, 1998 and 1997, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $13,298 and $65,662, respectively.

         Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. At December 31, 1997, trade payables include $78,052 to NHPMC. Total reimbursements earned for salaries and benefits for the years ended December 31, 1998, 1997 and 1996, were approximately $1,492,000, $1,766,000 and
$1,609,000, respectively.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)  Documents filed as part of this report:

             1.  Financial statements

                 The financial statements, notes and reports listed below are included herein:

                                                                                   Page
                                                                                   ----
                          Independent Auditors' Report                              19

                          Statements of Financial Position,
                          December 31, 1998 and 1997                                21

                          Statements of Operations for the Years
                          Ended December 31, 1998, 1997 and 1996                    22

                          Statements of Partners' Deficit
                          for the Years Ended December 31, 1998
                          1997, and 1996                                            23

                          Statements of Cash Flows for the Years Ended
                          December 31, 1998, 1997 and 1996                          24

                          Notes to Financial Statements                             26

                          Schedule III - Real Estate and Accumulated
                          Depreciation of Local Limited Partnerships
                          in which NHP Realty Fund Two has invested,
                          December 31, 1998                                         38

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

             3.  Exhibits

                          The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report and are incorporated herein:

                                                                                   Page
                                                                                   ----
                          Independent Auditors' Reports                            49

                          Combined Statements of Financial
                          Position, December 31, 1998
                          and 1997                                                 62

                          Combined Statements of Operations for
                          the Years Ended December 31, 1998,
                          1997 and 1996                                            63

                          Combined Statements of Partners'
                          Deficit for the Years Ended
                          December 31, 1998, 1997 and 1996                         64

                          Combined Statements of Cash Flows for the
                          Years Ended December 31, 1998, 1997 and 1996             65

                          Notes to Combined Financial Statements                   67

                          Exhibit  (24)  Power of Attorney


         (b)     Reports on Form 8-K

                 The Partnership filed form 8-K on October 30, 1998 and form 8-Ka on November 12, 1998 in connection with a change in independent auditors from Deloitte & Touche LLP to Ernst & Young LLP effective for the year ended December 31, 1998.

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




March 31, 1999                                   /s/ Troy D. Butts
--------------                                   -------------------------------
Date                                             Troy D. Butts
                                                 Senior Vice President and Chief
                                                 Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




March 31, 1999                                   /s/ Troy D. Butts
--------------                                   -------------------------------
Date                                             Troy D. Butts
                                                 Senior Vice President and Chief
                                                 Financial Officer

March 31, 1999                                                   *
--------------                               -----------------------------------
Date                                         Thomas W. Toomey, Director



March 31, 1999                                                   *
--------------                               -----------------------------------
Date                                         Susan R. Baron, Director



March 31, 1999                                                   *
--------------                               -----------------------------------
Date                                         Joel F. Bonder, Director



March 31, 1999                                                   *
--------------                               -----------------------------------
Date                                         Roberta Ujakovich, Director




         This registrant is a limited partnership whose sole general partner, The National Housing Partnership, is also a limited partnership. The sole general partner of The National Housing Partnership is National Corporation for Housing Partnerships. The persons indicated are Directors of National Corporation for Housing Partnerships. Powers of Attorney are on file in Registration Statement No. 33-1141 and as Exhibit 24 to the Partnership's Form 10-K for the fiscal year ended December 31, 1998. Other than the Form 10-K report, no annual report or proxy materials have been sent to security holders.


                *By Troy D. Butts pursuant to Power of Attorney.



                               /s/ Troy D. Butts
                               -----------------

                          Independent Auditors' Report



To The Partners of
   National Housing Partnership Realty Fund Two
Indianapolis, Indiana


We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two (the Partnership) holds a limited partnership interest as of December 31, 1998, and the related combined statements of operations, partners' deficit, and cash flows for the year then ended. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Rodeo Drive Limited Partnership, Kimberton Apartments Associates Limited Partnership, and Windsor Apartments Associates Limited Partnership for the year ended December 31, 1998. These investees' statements of financial position represent total assets which reflect $11,145,381 of combined total assets as of December 31, 1998 and a net income in the amount of $18,875 for the year then ended. These financial statements of this investee were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this investee, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two holds a limited partnership interest as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 14 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. In addition, certain Local Partnerships' notes payable are due in 1999. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Ernst & Young  LLP
Indianapolis, Indiana
February 22, 1999

Independent Auditors' Report


To The Partners of
   National Housing Partnership Realty Fund Two
Indianapolis, IN

We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two (the Partnership) holds a limited partnership interest as of December 31, 1997 and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hurbell I Limited Partnership, Kimberton Apartments Associates Limited Partnership, Rodeo Drive Limited Partnership and Windsor Apartments Associates Limited Partnership for the years ended December 31, 1997 and 1996, which statements represent total assets constituting $13,161,880 of combined total assets at December 31, 1997, and net losses of $112,844 and $32,625 of the combined net loss for the two years ended December 31, 1997 and 1996, respectively. The financial statements of these investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two holds a limited partnership interest as of December 31, 1997 and the combined results of their operations and cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that nine Local Limited Partnerships will continue as going concerns. As discussed in
Note 14, conditions exist which raise substantial doubt about the ability of six of the Local Limited Partnerships to continue as going concerns unless they are able to repay, refinance, or restructure their notes payable which became due in 1997 or will become due in 1998. Also, conditions exist which raise substantial doubt about the ability of one Local Limited Partnership to continue as a going concern unless it is able to maintain positive cash flow and obtain additional fundings from the partners. Management's plans in regard to these matters are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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



Russell, Thompson, Butler & Houston
Mobile, Alabama
January 25, 1997

Independent Auditor's Report

Partners
Kimberton Apartments Associates
Indianapolis, IN

We have audited the accompanying statement of financial position of Kimberton Apartments Associates, FHA Project No.032-44013-LD, A Limited Partnership, as of December 31, 1998, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kimberton Apartments Associates at December 31, 1998, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated February 12, 1999 on our consideration of Kimberton Apartments Associates' internal control and reports dated February 12, 1999 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



Armacost & Orsborne LLP
Bethesda, Maryland
February 12, 1999

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


J. A. Plumer & Co., P.A.
Bethesda, Maryland
February 12, 1997

Independent Auditors' Report


To the Partners
Rodeo Drive Limited Partnership
Indianapolis, Indiana

We have audited the accompanying statement of financial position of Rodeo Drive Limited Partnership (a California limited partnership), FHA Project No. 122-44452-LDP, as of December 31, 1998, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rodeo Drive Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership is in default on its loan agreement at December 31, 1998, as a result of nonpayment. The lenders have demanded repayment of the loan. A lawsuit has been filed. The Partnership cannot predict what the outcome will be. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 20, 1999 on our consideration of Rodeo Drive Limited Partnership's internal control and reports dated January 20, 1999 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

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



Hansen, Hunter & Kibbee, P.C.
Portland, Oregon
January 20, 1999

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





Hansen, Hunter & Kibbee, P.C.
Portland, Oregon
January 15, 1997

Independent Auditor's Report

Partners
Windsor Apartments Associates
Indianapolis, IN

We have audited the accompanying statement of financial position of Windsor Apartments Associates, FHA Project No. 032-44012-LD-WAH-SUP, A Limited Partnership, as of December 31, 1998, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Apartments Associates at December 31, 1998, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated February 12, 1999 on our consideration of Windsor Apartments Associates' internal control and reports dated February 12, 1999 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



Armacost & Orsborne LLP
Bethesda, Maryland
February 12, 1999

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


J. A. Plumer & Co., P.A.
Bethesda, Maryland
February 16, 1997

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF FINANCIAL POSITION

                                                                                        December 31,
                                                                       ------------------------------------------
                                                                               1998                    1997
                                                                               ----                    ----
                                                                ASSETS
                                                                ------

Cash and cash equivalents                                                $    822,160             $  1,021,398
Accounts receivable, net (Note 3)                                             602,236                  353,027
Tenants' security deposits held in trust funds                                431,180                  478,987
Prepaid expenses and other assets                                             183,542                  204,612
Deferred finance costs                                                         66,287                   70,787
Mortgage escrow deposits (Note 6)                                           4,265,385                4,173,617
Rental property, net (Notes 2, 5 and 11)                                   39,025,296               48,484,549
                                                                          -----------              -----------

                                                                         $ 45,396,086             $ 54,786,977
                                                                          ===========              ===========

                                                  LIABILITIES AND PARTNERS' DEFICIT
                                                  ---------------------------------

Liabilities:
  Accounts payable and accrued expenses                                 $     999,023             $     996,859
  Due to management agent - NHPMC (Note 10)                                    13,298                    65,662
  Accrued real estate taxes                                                   169,996                   255,842
  Due to partners (Note 8)                                                  1,491,862                 1,941,113
  Accrued interest on partner loans (Note 8)                                  995,389                 1,431,790
                                                                         ------------              ------------

                                                                            3,669,568                 4,691,266

Tenants' security deposits payable                                            421,970                   475,447

Notes payable (Note 7)                                                     17,235,514                21,855,789

Accrued interest on notes payable (Note 7)                                 22,020,695                26,231,626

Mortgage notes payable (Note 6)                                            21,551,705                26,655,632

Partners' deficit                                                         (19,503,366)              (25,122,783)
                                                                          -----------               -----------

                                                                         $ 45,396,086              $ 54,786,977
                                                                          ===========               ===========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS



                                                                       Years Ended December 31,
                                                             ---------------------------------------------
                                                                 1998             1997              1996
                                                                 ----             ----              ----
REVENUE:
  Rental income (Note 4)                                     $12,788,792      $14,575,762      $14,382,351
  Interest income                                                154,283          159,616          164,594
  Other income                                                   401,367          467,499          364,937
                                                              ----------       ----------       ----------

                                                              13,344,442       15,202,877       14,911,882
                                                              ----------       ----------       ----------

EXPENSES:
  Administrative expenses                                      1,267,716          975,114        1,114,080
  Utilities and operating expenses                             4,499,363        5,557,397        5,473,039
  Management and other services
    from related party (Note 10)                                 945,717        1,505,742        1,356,728
  Salaries and related benefits
    to related party (Note 10)                                 1,491,976        1,766,028        1,608,803
  Depreciation and amortization                                2,218,455        2,378,144        2,342,774
  Taxes and insurance                                          1,512,603        1,844,999        1,708,750
  Financial expense - primarily
    interest (Note 6)                                            272,279          294,744          375,802
  Interest on note payable (Note 7 and 8)                      2,122,963        2,270,221        2,265,895
  Annual partnership administrative
    fees to General Partner (Note 8)                             138,750          157,500          157,500
  Impairment loss on rental property (Note 11)                   347,000        4,240,000        1,625,000
  Other entity expenses (income)                                  34,366           32,305           (1,935)
                                                              ----------       ----------       ----------

                                                              14,851,188       21,022,194       18,026,436
                                                              ----------       ----------       ----------

LOSS BEFORE EXTRAORDINARY ITEM                                (1,506,746)      (5,819,317)      (3,114,554)

EXTRAORDINARY ITEM - GAIN ON
  EXTINGUISHMENT OF DEBT                                       1,617,778            -                -
                                                             -----------      -----------      -----------

NET PROFIT (LOSS)                                           $    111,032     $ (5,819,317)    $ (3,114,554)
                                                             ===========      ===========      ===========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT


                              National
                               Housing           The
                             Partnership       National           NHP              NHP
                             Realty Fund        Housing        Investment       Investment
                                Two           Partnership      Partners I      Partners III      Total
                             -----------      -----------      ----------      ------------      -----
Deficit at
 January 1, 1996           $(14,473,696)     $(375,724)      $  (983,706)        $(49,654)   $(15,882,780)

   Distributions               (164,327)        (1,739)           (7,824)             -          (173,890)

   Net loss                  (3,059,460)       (31,145)          (10,581)         (13,368)     (3,114,554)
                            -----------       --------        ----------          -------     -----------

Deficit at
 December 31, 1996          (17,697,483)      (408,608)       (1,002,111)         (63,022)    (19,171,224)

   Distributions               (124,970)        (1,322)           (5,950)           -            (132,242)

     Net loss                (5,707,426)       (58,193)          (52,281)          (1,417)     (5,819,317)
                            -----------       --------       -----------          -------     -----------

Deficit at
 December 31, 1997          (23,529,879)      (468,123)       (1,060,342)         (64,439)    (25,122,783)

   Distributions                (66,738)          (706)           (3,178)           -             (70,622)

   Net profit (loss)             45,814          7,736            57,928             (446)        111,032

   Transfer of interest       5,251,070         78,101           249,836            -           5,579,007
                            -----------       --------       -----------          -------     -----------

Deficit at
 December 31, 1998         $(18,299,733)     $(382,992)     $   (755,756)        $(64,885)   $(19,503,366)
                            ===========       ========       ===========          =======     ===========

Percentage interest at
 December 31, 1996,
 1997 and 1998                  (A)                (B)             (C)               (D)


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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                           LOCAL LIMITED PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS


                                                                        Years Ended December 31,
                                                               --------------------------------------------
                                                                     1998           1997           1996
                                                                     ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Receipts:
     Rental receipts                                           $ 12,764,707    $ 14,208,685   $ 14,218,798
     Interest receipts                                              157,948         126,799        167,466
     Other operating receipts                                       443,563         450,728        340,624
     Tenant security deposits                                         2,525           8,047          6,406
     Entity receipts                                                  1,211           4,613         10,537
                                                                -----------     -----------    -----------
     Total receipts                                              13,369,954      14,798,872     14,743,831

   Disbursements:
     Administrative                                                (865,048)       (782,465)      (819,844)
     Management fees                                             (1,147,217)     (1,333,768)    (1,202,495)
     Utilities                                                   (1,850,114)     (2,337,446)    (2,350,943)
     Salaries and wages                                          (1,933,232)     (2,169,149)    (1,995,844)
     Operating and maintenance                                   (2,364,891)     (3,075,546)    (2,835,883)
     Real estate taxes                                             (673,746)       (674,708)      (827,580)
     Property insurance                                            (400,612)       (549,321)      (414,744)
     Miscellaneous taxes and insurance                             (457,873)       (557,875)      (550,779)
     Tenant security deposits                                        (8,266)         (4,518)        (8,631)
     Other operating disbursements                                 (261,699)          -              -
     Interest on mortgage                                          (150,093)       (164,039)      (232,287)
     Mortgage insurance premium                                    (114,258)       (127,704)      (132,025)
     Miscellaneous financial                                        (13,251)         (2,723)        (2,911)
     Transfer of operating cash to new owner                       (128,181)          -              -
     Entity disbursements
       Interest on notes payable                                   (321,230)       (184,498)      (213,522)
       Miscellaneous disbursements                                 (217,320)       (103,191)      (324,809)
                                                                -----------     -----------    -----------
     Total disbursements                                        (10,907,031)    (12,066,951)   (11,912,297)
                                                                -----------     -----------    -----------

    Net cash provided by operating activities                     2,462,923       2,731,921      2,831,534
                                                                -----------     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Change in mortgage escrow accounts                             (710,110)       (103,985)      (674,880)
    Proceeds from disposal of rental property                       762,027           -              -
    Net purchase of fixed assets                                 (1,110,243)     (1,719,328)    (1,272,472)
    Other investing                                                 (30,634)         56,178         27,945
                                                                -----------     -----------    -----------

    Net cash used in investing activities                        (1,088,960)     (1,767,135)    (1,919,407)
                                                                -----------     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Mortgage principal payments                                    (949,270)     (1,012,163)      (940,247)
    Proceeds from loans or notes payable                            213,904          54,809          -
    Principal payments on loans or notes payable                   (167,122)        (82,889)       (41,864)
    Distributions                                                   (70,622)       (132,242)      (173,890)
    Payment in satisfaction of note payable
     and accrued interest                                          (600,065)          -              -
    Other financing                                                     (26)          -              2,525
                                                                -----------     -----------    -----------

    Net cash used in financing activities                        (1,573,201)     (1,172,485)    (1,153,476)
                                                                -----------     -----------    -----------





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                           LOCAL LIMITED PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                                        Years Ended December 31,
                                                              ---------------------------------------------
                                                                     1998           1997           1996
                                                                     ----           ----           ----
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (199,238)       (207,699)      (241,349)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                         1,021,398       1,229,097      1,470,446
                                                                -----------    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $    822,160   $   1,021,398  $   1,229,097
                                                                ===========    ============   ============

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:

  Net profit (loss)                                            $    111,032   $  (5,819,317) $  (3,114,554)
                                                                -----------    ------------   ------------
  Adjustments to reconcile net profit (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                               2,218,455       2,378,144      2,342,774
      Extraordinary gain on extinguishment of debt               (1,617,778)          -              -
      Impairment loss on rental properties                          347,000       4,240,000      1,625,000
      Changes in operating assets and liabilities:
       Net tenant receivables                                       (38,458)        (11,622)       (13,930)
       Accounts receivable - other                                 (249,877)       (161,080)         8,227
       Accrued receivables                                            8,392           -              -
       Prepaid expenses and other assets                              6,560         (12,484)         7,711
       Cash restricted for tenants security deposits                (15,307)        (18,152)       (28,582)
       Accounts payable trade                                       (48,202)        (97,889)       175,238
       Accrued liabilities                                           58,799          35,690        (90,315)
       Accrued interest - notes payable                           1,807,781       2,085,723      2,052,373
       Tenant security deposits held in trust                         9,566          21,681         26,357
       Prepaid revenue                                               45,423           -              -
       Transfer of operating cash to new owner                     (128,181)          -              -
       Entity liability accounts                                    (52,282)         91,227       (158,765)
                                                                -----------    ------------   ------------

      Total adjustments                                           2,351,891       8,551,238      5,946,088
                                                                -----------    ------------   ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      $  2,462,923   $   2,731,921  $   2,831,534
                                                                ===========    ============   ============





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1. SUMMARY OF PARTNERSHIP ORGANIZATION, BASIS OF COMBINATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         National Housing Partnership Realty Fund Two (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on January 22, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships (Local Limited Partnerships), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On April 30, 1985, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

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

         On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

         Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

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

3.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                                                   December 31,
                                                                        ---------------------------------
                                                                           1998                     1997
                                                                           ----                     ----
         Net tenant receivables                                          $ 74,173                $ 40,705
         Housing assistance receivable (see Note 4)                       289,189                 221,984
         Accrued interest receivable                                       22,072                  26,302
         Reserve releases receivable                                       28,045                  58,542
         Other receivables                                                188,757                   5,494
                                                                          -------                 -------

         Accounts receivable, net                                        $602,236                $353,027
                                                                          =======                 =======

4.       HOUSING ASSISTANCE AGREEMENTS

         The Federal Housing Administration (FHA) has contracted with fourteen rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the respective Local Limited Partnerships on behalf of qualified tenants. Fourteen of the remaining Local Limited Partnership has an agreement in effect during 1999.
Section 8 contracts are scheduled to expire during 1999. The Local Limited Partnerships received a total of $7,264,740, $8,864,364 and $9,131,418 in the form of housing assistance payments during 1998, 1997 and 1996, respectively, which is included in "Rental Income" on the combined statements of operations.

         For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,735 units, 76 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

         All of the units (1,735 in total) receiving rent subsidies from
Section 8 have their contracts expiring during the year ending December 31, 1999. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

5.       RENTAL PROPERTY

         Rental property consists of the following:

                                                                                   December 31,
                                                                       ------------------------------------
                                                                             1998                   1997
                                                                             ----                   ----
         Land                                                          $  4,911,004            $  5,836,000
         Buildings and improvements                                      53,032,669              58,339,200
         Equipment and furniture                                          5,414,726              11,729,480
                                                                        -----------             -----------

                                                                         63,358,399              75,904,680
         Less accumulated depreciation                                  (24,333,103)            (27,420,131)
                                                                        -----------             -----------

         Rental property, net                                          $ 39,025,296            $ 48,484,549
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



         Approximate maturities of mortgage notes payable for the next five years and, therefore, are as follows:

                              1999                          $     931,000
                              2000                                999,000
                              2001                              1,073,000
                              2002                              1,153,000
                              2003                              1,239,000
                        Thereafter                             16,157,000
                                                               ----------

                                                              $21,552,000
                                                               ==========


7.       NOTES PAYABLE

         Notes payable were executed by the Local Limited Partnerships with the former owners as part of the acquisition of the properties by the Local Limited Partnerships. These notes bear simple interest at rates of 9% or 10% per annum. The notes are nonrecourse notes secured by a security interest in all partnership interests in the respective Local Limited Partnership and are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The notes may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

These notes mature as follows:

                 Local Partnership               Due Date            Note Amount       Accrued Interest
                 -----------------               --------            -----------       ----------------
      Meadows Apartments
         Limited Partnership                December 12, 1997*     $   1,159,173       $   1,464,463
      Meadows East Apartments
         Limited Partnership                December 12, 1997*         1,592,399           2,011,780
      Rodeo Drive Limited Partnership        December 6, 1998*         1,048,837           1,327,583
                                                                    ------------        ------------

           Total Delinquent                                            3,800,409           4,803,826
                                                                    ------------        ------------

      Esbro Limited Partnership              October 25, 1999          1,204,380           1,537,360
      Mayfair Manor Limited Partnership      October 25, 1999          1,654,220           2,112,485
      Hurbell II Limited Partnership         November 2, 1999          1,501,558           1,914,177
      Hilltop Limited Partnership            November 2, 1999            816,530           1,042,952
      Caroline Arms Limited Partnership      November 11, 1999         1,560,791           2,205,197
      Harold House Limited Partnership       November 15, 1999           599,340             846,803
      Hurbell I Limited Partnership          December 19, 1999           607,838             767,669
      Hurbell III Limited Partnership        December 19, 1999           687,787             875,525
      Park Avenue West I Limited
         Partnership                         December 20, 1999           743,800             939,082
      Park Avenue West II Limited
         Partnership                         December 20, 1999           554,400             698,598
      San Juan Del Centro Limited
         Partnership                         December 20, 1999         1,457,766           1,840,740
                                                                    ------------        ------------

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




               Total Due 1999                                         11,388,410          14,780,588
                                                                      ----------          ----------

      West Oak Limited Partnership           November 30, 2013         2,046,695           2,436,281
                                                                      ----------          ----------

               Total Due                                             $17,235,514         $22,020,695
                                                                      ==========          ==========

         * Notes are in default.

         The West Oak Village Limited Partnership note payable matured on November 30, 1996. During 1997, the note holders entered into an agreement with the West Oak Village Limited Partnership under which the maturity date of the note was extended until November 2013. Under the terms of the agreement, the Local Limited Partnership must pay the note holders annual interest on or before December 31, 1997, and every year thereafter, at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. During 1998 and 1997, the Local Limited Partnership received partner loans to pay the required annual installment of interest $50,000, $51,040 and 52,265 for 1996, 1997 and 1998, respectively. At any time prior to the note's maturity, the Local Limited Partnership has an option to pay off the note payable at a discount equal to 70% of the property's annual scheduled rent but no less than $700,000. At December 31, 1997, the outstanding principal and related interest, respectively were $2,046,695 and $2,304,346. There can be no assurance that the Local Limited Partnership will have sufficient cash or that the General Partner will loan additional cash to the Local Limited Partnership, if necessary, to make the annual installment payments required under the Agreement. The failure to make the required payments may result in a loss of interest in this Local Limited Partnership, which may result in the partners incurring adverse tax consequences.

         Mayfair Manor and Esbro Limited Partnerships have notes payable which matured on October 25, 1997. At December 31, 1997, Mayfair Manor's notes payable principal and interest was $1,654,220 and $1,963,606, respectively, and Esbro's notes payable principal and interest was $1,204,380 and $1,428,966, respectively. Effective February 16, 1998, both Mayfair Manor and Esbro Limited Partnerships executed Amended and Restated Promissory Notes ("ARPN") for each of their notes payable. The general terms of the ARPN's require payment of the following upon the earlier of the sale, transfer or refinancing of the underlying property, or October 25, 1999:


         a)      the original principal sum of the note payable, plus

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

         The notes payable with respect to Rodeo Drive Limited Partnership have matured and the holders of the notes commenced a civil action seeking to gain control of the general and limited partnership interests of the Rodeo Drive Limited Partnership. Discussions which will result in a transfer of these interests to the note holders are near completion. A default on any of the aforementioned notes payable could lead to a foreclosure by the note holder of the security underlying the notes such that the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



8.       DUE TO PARTNERS

         The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of $138,750 during 1998 and $157,500 during 1997 and 1996. Payments of these fees are made to General Partner without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1998, 1997 and 1996, the Local Limited Partnerships paid $200,140, $97,955 and $317,094, respectively. During 1996, the General Partner returned to one Local Limited Partnership $7,485 representing an overdistribution in 1994. The overdistribution was previously treated as a payment of partnership administration fees. The balances owed to NHP for these fees were $675,329 and $748,923 at December 31, 1998 and 1997, respectively.

         During 1998 and 1997, the General Partner advanced $216,357 and $137,530 to ten and twenty-one Local Limited Partnerships for insurance and entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. No advances were made during 1996. The Local Limited Partnerships paid $184,156, $82,689 and $38,163 in loans during 1998, 1997 and 1996, respectively, and $123,040, $134,359 and $212,729 in interest on these loans during 1998, 1997, and 1996, respectively. The balances owed to the General Partner by fourteen and twenty-one Local Limited Partnerships at December 31, 1998 and 1997, was $417,107 and $599,463. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998.

         During 1998, 1997 and 1996 the Partnership made no advances to the Local Limited Partnerships. Repayments of advances of $200, $200 and $3,701 and accrued interest of $8,885, $137 and $793 were received from the Local Limited Partnerships during 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, the Partnership's net working capital advances amounted to $398,311 and $592,927, respectively. Interest is charged at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998.

         Interest of $ 229,437, $260,489 and $248,931 was accrued in 1998, 1997 and 1996, respectively, on the above. All advances and accumulated interest will be paid in conformity with HUD and/or other regulatory requirements and applicable partnership agreements.

9.       FEDERAL AND STATE INCOME TAXES

         The Local Limited Partnerships are not taxed on their income. The partners are taxed in their individual capacities upon their distributive share of the Local Limited Partnerships' taxable income and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive loss rule limitations. The taxable income or loss differs from amounts included in the statement of operations primarily because of different methods used in determining depreciation expense for tax purposes. The tax loss is allocated to partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

10.      RELATED PARTY TRANSACTIONS

         An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by fifteen of the Local Limited Partnerships. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a preferred stock subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $945,717, $1,505,742 and $1,356,728 for management fees and other services provided to the Local Limited Partnerships during 1998, 1997 and 1996, respectively. As of December

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



31, 1998 and 1997, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $13,298 and $65,662, respectively.

         Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. At December 31, 1997, trade payables include $78,052 to NHPMC. Total reimbursements earned for salaries and benefits for the years ended December 31, 1998, 1997 and 1996, were approximately $1,492,000, $1,766,000 and
$1,609,000, respectively.

11.      IMPAIRMENT LOSS ON RENTAL PROPERTY

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

         During 1998, Tinker Creek Limited Partnership recognized an impairment loss (noncash) on its rental property in the amount of $347,000. The amount of the impairment loss is the amount by which the carrying value exceeds the fair value of the property. The fair value of the rental property was determined by the amount of the June 30, 1998 sale of approximately $1,785,000.

         During 1997, Esbro, Gulfway, Meadows Apartments, Meadows East Apartments and Menlo Limited Partnerships recognized impairment losses (noncash) on their rental property in the amounts of $500,000, $740,000, $700,000, $1,450,000 and $850,000, respectively. Since each of the Local Limited Partnerships is in default of its note payable, the Local Limited Partnership's estimate of cash flow includes only its estimate of the fair value of the rental property. As a result of not including cash flow from operations during any anticipated holding period, the estimated cash flow was less than the carrying amount at December 31, 1997. The amount of the impairment loss is the amount by which the carrying value exceeds the fair value of the property. The Local Limited Partnerships used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value.

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

12.      DISPOSALS OF RENTAL PROPERTIES

         The Menlo Limited Partnership had a note payable which was due on October 31, 1997. On November 10, 1997, the note holder notified Menlo Limited Partnership that the note was in default and demanded immediate payment. The Local Limited Partnership did not have the resources to pay amounts due on the note payable. On January 5, 1998, pursuant to the security agreement of the note payable, the note holder was substituted as sole limited

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. With the loss of the Partnership's interest in Menlo Limited Partnership to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

         Additionally, the Gulfway and Rockwell Limited Partnerships had notes payable which were due on November 7, 1997. The Local Limited Partnerships did not have the resources to pay amounts due on the notes payable. On June 29, 1998, pursuant to the security agreements of the notes payable, the note holders were substituted as sole limited partner of the Local Limited Partnerships in place of NHP Realty Fund Two and the note holders' assignee was substituted as the general partner. With the loss of the Partnership's interest in Gulfway and Rockwell Limited Partnerships to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

         Tinker Creek Limited Partnership had a notes payable due on June 30, 1998. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.L.C. for the sale of Tinker Creek Apartments. The closing occurred on July 2, 1998, with a purchase price of $1,785,000. Net proceeds of $750,081 were divided between the holders of the Tinker Creek note payable and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Tinker Creek Limited Partnership received the remaining 20% of the net proceeds. The Partnership's share of the gain from the sale, in excess of cumulative losses not taken, in the amount of $33,818 has been recorded in the accompanying statements of operations for the year months ended December 31, 1998, as an extraordinary item - gain on extinguishment of debt. The sale may generate taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

13.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. For the notes payable and related accrued interest, a reasonable estimate of fair value could not be made without incurring excessive costs. The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

14.      GOING CONCERN

         Certain of the Local Partnership's notes payable are past due or are due in 1999 (see Note 7). Continuation of the Local Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.