Form 10QSB
period 1999-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1999-05-17
CIK 762859

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT of 1934

                    For the transition period from           to

                         Commission file number 0-14458


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
       (Exact name of small business issuer as specified in its charter)

       Maryland                                                   52-1365317
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                       9200 Keystone Crossing, Suite 500
                        Indianapolis, Indiana 46240-7602
                    (Address of principal executive offices)

                                 (317) 817-7500
                           Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                 MARCH 31, 1999



                       ASSETS

  Cash and cash equivalents                         $    25,344

  Investments in and advances to Local Limited

     Partnerships (Note 2)                            4,380,054

                                                    $ 4,405,398


     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


Liabilities

  Other accrued expenses                            $    75,948

  Administrative and reporting fee payable to

     General Partner                                  1,246,391

  Notes payable to General Partner                    2,414,468

  Accrued interest on notes payable

     to General Partner                               3,542,328

  Due to the General Partner                             33,650

  Accrued interest on partner loans                       2,501

                                                      7,315,286
Partners' deficit

  General Partner-The National Housing

     Partnership (NHP)                                 (184,188)

   Original Limited Partner-1133 Fifteenth

      Street Two Associates                            (189,088)

   Other Limited Partners-18,300 investment

      units                                          (2,536,612)


                                                     (2,909,888)


                                                    $ 4,405,398


          See Accompanying Notes to Consolidated Financial Statements

b)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                     Three Months Ended

                                                         March 31,

                                                      1999       1998

REVENUES:

  Share of profits from Local Limited Partnership  $  57,777  $ 19,858

  Interest income                                        155       138

                                                      57,932    19,996

COSTS AND EXPENSES:

  Administrative and reporting fees to General

    Partner                                           34,312    34,312

  Interest on deferred acquisition notes

    to General Partner                               241,447    60,362

  Interest on partner loans                              800        --

  Other operating expenses                            18,516    14,226

                                                     295,075   108,900


NET LOSS                                           $(237,143) $(88,904)


ALLOCATION OF NET LOSS:

General Partner - NHP                              $  (2,371) $   (889)

Original Limited Partner - 1133 Fifteenth Street

  Two Associates                                      (2,371)     (889)

Other limited partners - 18,300 investment units    (232,401)  (87,126)

                                                   $(237,143) $(88,904)


NET LOSS PER LIMITED PARTNERSHIP INTEREST          $     (13) $     (5)


          See Accompanying Notes to Consolidated Financial Statements

c)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF PARTNER'S DEFICIT
                                  (UNAUDITED)



                              The National    1133

                                Housing    Fifteenth     Other

                              Partnership    Street     Limited

                                 (NHP)     Associates  Partners      Total


Deficit at December 31, 1998  $(181,817)  $(186,717) $(2,304,211) $(2,672,745)


Net loss - three months ended

   March 31, 1999             $  (2,371)  $  (2,371) $  (232,401) $  (237,143)


Deficit at March 31, 1999     $ (184,188) $(189,088) $(2,536,612) $(2,909,888)

Percentage interest at

   March 31, 1999                      1%         1%          98%         100%

                                      (A)        (B)          (C)


(A)  General Partner
(B)  Original Limited Partner
(C)  Consists of 18,300 investment units

          See Accompanying Notes to Consolidated Financial Statements

d)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)



                                                       Three Months Ended

                                                            March 31,

                                                         1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES:

  Interest received                                  $     155   $    138

  Operating expenses paid                                 (400)      (476)

  Net cash used in operating activities                   (245)      (338)

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD       25,589     23,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  25,344   $ 23,071

RECONCILIATION OF NET LOSS TO NET CASH USED IN

  OPERATING ACTIVITIES:

   Net loss                                          $(237,143)  $(88,904)

   Adjustments to reconcile net loss to net cash

   used in operating activities:

     Share of profits from Local Limited Partnerships  (57,777)   (19,858)

     Increase in accrued interest on deferred

       acquisition notes                               241,447     60,362

     Increase in accrued interest on Partner loans         800         --

     Increase in administrative and reporting fees

       payable                                          34,312     34,312

     Increase in other accrued expenses                 18,116     13,750


     Total adjustments                                 236,898     88,566


Net cash used in operating activities                $    (245)  $   (338)


          See Accompanying Notes to Consolidated Financial Statements



                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ACCOUNTING POLICIES

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

On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the ("AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Two Associates, whose limited partners were key employees of an affiliate of the Partnership at the time the Partnership was formed and whose general partner is the sole shareholder of the Partnership's General Partner.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed in Form 10-K for the year ended December 31, 1998.

(2)  INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

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

Tinker Creek Limited Partnership had a note payable due on June 30, 1998. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.L.C. for the sale of Tinker Creek Apartments. The closing occurred on July 2, 1998, with a purchase price of $1,785,000. Net proceeds of $750,081 were divided between the holders of the Tinker Creek note payable and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Tinker Creek Limited Partnership received the remaining 20% of the net proceeds. The Partnership's share of the gain from the sale, in excess of cumulative losses not taken, in the amount of $33,818 was recorded in the statements of operations for the year ended December 31, 1998, as an extraordinary item - gain on extinguishment of debt. The sale may generate taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize $205,498 and $466,915 of losses from seventeen and eighteen Local Limited Partnerships during the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999, the Partnership's share of profits in three Local Limited Partnerships in the amount of $33,038 were offset against prior year losses not taken. As of March 31, 1999, the Partnership has not recognized $21,983,534 of its allocated cumulative share of losses from sixteen Local Limited Partnerships in which its investment has been reduced to zero.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships. During 1993 the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

Advances to the Local Limited Partnership remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan Bank prime rate plus 2% (9.75% at March 31, 1999). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from the sale or refinancing of the Local Limited Partnership Properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

The following are combined statements of operations for the three months ended March 31, 1999 and 1998, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS


                                    Three Months Ended March 31,
                                        1999            1998

Rental income                       $2,937,684      $3,488,423
Other income                           108,916         141,445

 Total income                        3,046,600       3,629,868

Operating expenses                   1,900,959       2,461,452
Interest, taxes and insurance          853,218       1,064,340
Depreciation                           472,752         558,294

 Total expenses                      3,226,929       4,084,086

Net loss                            $ (180,329)     $ (454,218)

National Housing Partnership
 Realty Fund Two share of losses    $ (178,888)     $ (447,057)

(3)  TRANSACTIONS WITH THE GENERAL PARTNER

During the three month periods ended March 31, 1999 and 1998, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $34,312 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during the three months ended March 31, 1999 and 1998. The amount of fees due to the General Partner by the Partnership was $1,246,391 at March 31, 1999.

During the three months ended March 31, 1999 and 1998, no working capital advances or repayments were made between the General Partner and the Partnership. The amount owed to the General Partner at March 31, 1999 was $33,650. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2% (9.75% at March 31, 1999). Accrued interest on this loan amounted to $2,501 and $1,701 at March 31, 1999 and December 31, 1998, respectively.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)  SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(5)  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

LIQUIDITY AND CAPITAL RESOURCES

The properties in which the Local Limited Partnerships have invested, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

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

All of the units (1,739 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 1999. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships and therefore the Partnership.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1999 and 1998. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $424,600, as of March 31, 1999.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1999, investments in eighteen Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the three months ended March 31, 1999 and 1998, respectively. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited

Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Net cash used in operations for the three months ended March 31, 1999 was $245 as compared to net cash used in operations of $338 for the three months ended March 31, 1998. The decrease in cash used in operations resulted from a decrease in operating expenses paid partially offset by an increase in interest income during the three months ended March 31, 1999, compared to the three months ended March 31, 1998.

Cash and cash equivalents amounted to $25,344 at March 31, 1999 as compared to $25,589 at December 31, 1998. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1999, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 1999, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $1,246,391 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Each Local Limited Partnership in which the Partnership currently holds an interest has a note payable due to the original owner of each Property. With the exception of West Oak Village Limited Partnership, these notes are either currently due or become due in 1999. These notes are secured by both the Partnership's and NHP's interests in the applicable Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

The West Oak Village Limited Partnership note payable matured on November 30, 1996. During 1997, the note holders entered into an agreement with the West Oak Village Limited Partnership under which the maturity date of the note was extended until November 2013. Under the terms of the agreement, the Local Limited Partnership must pay the note holders annual interest on or before each December 31, during the term of the note at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. At any time prior to the note's maturity, the Local Limited Partnership has an option to pay off the note payable at a discount equal to 70% of the property's annual scheduled rent but no less than $700,000. At March 31, 1999, the outstanding principal and related interest, respectively, were $2,046,695 and $2,482,331. There can be no assurance that the Local Limited Partnership will have sufficient cash or that the General Partner will loan additional cash to the Local Limited Partnership, if necessary, to make the annual installment payments required under the Agreement. The failure to make the required payments may result in a loss of interest in this Local Limited Partnership, which may result in the investors incurring adverse tax consequences.

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

Additionally, both Meadows Apartments and Meadows East Apartments Local Limited Partnerships had notes payable which were due on December 12, 1997. The Local Limited Partnerships do not have the resources to pay the amounts due on their respective notes payable and are currently in default on their respective notes. The holders of the notes have started proceedings to take back the Partnership's interest in each Local Limited Partnership. Should the Partnership lose its interest in the Local Limited Partnerships, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

The notes related to the other eleven Local Limited Partnerships, in addition to the extensions to the notes relating to Mayfair Manor and Esbro Local Limited Partnerships discussed above, will reach final maturity during the fourth quarter of 1999. As of March 31, 1999, the Local Limited Partnerships' have not renegotiated the terms of the notes, including the extension of the due date. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of these notes or to repay or refinance the notes. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation. There can be no assurance that the General Partner will be successful in extending or restructuring the notes payable as they mature.

During 1998, the General Partner advanced the Partnership $33,650 to pay legal expenses of the Partnership. No repayments were made for the three months ended March 31, 1999 or 1998. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2% (9.75% at March 31, 1999). At March 31, 1999 the Partnership owed the General Partner $33,650 in advances and $2,501 in accrued interest.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate twenty-one rental housing properties. At March 31, 1999, the partnership continued to hold an interest in eighteen Local Limited Partnerships, one of which sold its only property in 1998. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of March 31, 1999, the Partnership had no carrying basis in eighteen of the Local Limited Partnerships and therefore reflected no results of operations, for its share of losses for these Local Limited Partnerships.

The Partnership's net loss increased to $237,143 for the three months ended March 31, 1999, compared to a net loss of $88,904 for the three months ended March 31, 1998. Net loss per unit of limited partnership increased to $13 from $5 for the 18,300 units outstanding at March 31, 1999 and 1998, respectively. The increase in net loss was primarily attributable to an increase in interest on deferred acquisition notes to the General Partner. This was partially offset by an increase in share of profits from Local Limited Partnerships. The Partnership did not recognize $236,665 of its allocated share of losses from sixteen Local Limited Partnerships for the three months ended March 31, 1999, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $332,374 between periods, primarily due to a decrease in rental income offset partially by a decrease in operating expenses.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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



                          PART II - OTHER INFORMATION


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit No.

               27   Financial Data Schedule.

          (b)  Reports on Form 8-K

          None filed during the quarter ended March 31, 1999.



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                              (Registrant)


                              By:  The National Housing Partnership,
                                   its sole General Partner


                              By:  National Corporation for Housing
                                   Partnerships, its sole General Partner



                              By:  /s/
                                   Troy D. Butts
                                   As Senior Vice President
                                   and Chief Financial Officer

                              Date:  May 17, 1999