Form 10QSB
period 1999-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1999-08-17
CIK 762859

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

                  For the quarterly period ended June 30, 1999

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
                                  (UNAUDITED)

                                 JUNE 30, 1999


                         ASSETS

  Cash and cash equivalents                               $    29,316

  Investments in and advances to Local Limited

     Partnerships (Note 2)                                  4,385,484

                                                          $ 4,414,800

       LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Other accrued expenses                                  $    41,727

  Administrative and reporting fee payable to

     General Partner                                        1,183,690

  Notes payable to General Partner                          2,414,468

  Accrued interest on notes payable

     to General Partner                                     3,421,605

                                                            7,061,490
Partners' deficit

  General Partner-The National Housing

     Partnership (NHP)                                       (181,556)

   Original Limited Partner-1133 Fifteenth

      Street Two Associates                                  (186,456)

   Other Limited Partners-18,300 investment

      units                                                (2,278,678)

                                                           (2,646,690)

                                                          $ 4,414,800


                 See Accompanying Notes to Financial Statements

b)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                              Three Months Ended      Six Months Ended

                                                   June 30,               June 30,

                                              1999        1998         1999        1998


REVENUES:

 Share of profits from Local

   Limited Partnership                      $ 67,023   $ 77,752     $124,800   $  97,610

 Interest income                                 161        182          316         320

 Interest income from Local

    Limited Partnership                      123,685         --      123,685          --

                                             190,869     77,934      248,801      97,930
COSTS AND EXPENSES:

 Administrative and reporting fees

  to General Partner                          34,313     34,312       68,625      68,624

 Interest on deferred acquisition to

  General Partner                           (120,724)    60,361      120,723     120,723

 Interest on partner loans                       416         --        1,216          --

 Other operating expenses                     13,666     14,119       32,182      28,345

                                            ( 72,329)   108,792      222,746     217,692

NET INCOME (LOSS)                           $263,198   $(30,858)    $ 26,055   $(119,762)

ALLOCATION OF NET INCOME (LOSS):

 General Partner - NHP                      $  2,632   $   (309)    $    261   $  (1,198)

 Original Limited Partner - 1133

  Fifteenth Street Two Associates              2,632       (309)         261      (1,198)

 Other limited partners - 18,300

 Investment units                            257,934    (30,240)      25,533    (117,366)

                                            $263,198   $(30,858)    $ 26,055   $(119,762)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP

 INTEREST                                   $     14   $     (2)    $      1   $      (6)


                 See Accompanying Notes to Financial Statements
c)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF PARTNER'S DEFICIT
                                  (UNAUDITED)

                                     The National      1133

                                        Housing     Fifteenth      Other

                                      Partnership   Street Two    Limited

                                         (NHP)      Associates    Partners      Total


Deficit at December 31, 1998         $(181,817)    $(186,717)   $(2,304,211) $(2,672,745)

Net income for the six months ended

  June 30, 1999                      $     261     $     261    $    25,533  $    26,055

Deficit at June 30, 1999             $ (181,556)   $(186,456)   $(2,278,678) $(2,646,690)

Percentage interest at

  June 30, 1999                               1%           1%            98%         100%

                                             (A)          (B)            (C)


[/CAPTION]



(A)  General Partner
(B)  Original Limited Partner
(C)  Consists of 18,300 investment units

                          See Accompanying Notes to Financial Statements

d)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)



                                                            Six Months Ended

                                                                June 30,

                                                             1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES:

  Interest received                                       $     316  $     320

  Operating expenses paid                                   (48,286)    (7,076)

  Interest income received from Local Limited

     Partnership                                            123,685         --

  Payment of administrative reporting fees to General

     Partner                                                (97,014)        --

  Payment of interest on partner loans                       (2,917)        --

  Net cash used in operating activities                     (24,216)    (6,756)

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of advances from General Partner                (33,650)        --

CASH FLOWS FROM INVESTING ACTIVITIES

  Distributions from Local Limited Partnership               61,593         --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          3,727     (6,756)

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD            25,589     23,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  29,316  $  16,653

RECONCILIATION OF NET LOSS TO NET CASH USED IN

  OPERATING ACTIVITIES:

   Net income (loss)                                      $  26,055  $(119,762)

   Adjustments to reconcile net income (loss) to net

   cash used in operating activities:

     Share of profits from Local Limited Partnerships      (124,800)  (97,610)

     Increase in accrued interest on deferred

       acquisition notes                                    120,723   120,723

     Decrease in accrued interest on Partner loans           (1,701)       --

     (Decrease) increase in administrative and

       reporting fees payable                               (28,389)   68,624

     (Decrease) increase in other accrued expenses          (16,104)   21,269

     Total adjustments                                      (50,271)  113,006

Net cash used in operating activities                     $ (24,216) $ (6,756)


                 See Accompanying Notes to Financial Statements



                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ACCOUNTING POLICIES

ORGANIZATION

National Housing Partnership Realty Fund Two (the "Partnership" or the
"Registrant") is a limited partnership organized under the Maryland Revised
Uniform Limited Partnership Act on January 22, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships (Local Limited
Partnerships), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban
Development (HUD). On April 30, 1985, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

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

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1998.

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local
Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited
Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize $443,401 and $928,101 of losses from thirteen and seventeen Local Limited Partnerships during the six months ended June 30, 1999 and 1998, respectively. During the six months ended
June 30, 1999, the Partnership's share of profits in two Local Limited
Partnerships in the amount of $84,868 was offset against prior year losses not taken. As of June 30, 1999, the Partnership has not recognized $22,105,402 of its allocated cumulative share of losses from fifteen Local Limited Partnerships in which its investment has been reduced to zero.

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

Advances to the Local Limited Partnership remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan Bank prime rate plus
2% (9.75% at June 30, 1999). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from the sale or refinancing of the Local
Limited Partnership Properties. Any future repayment of advances or interest will be reflected as Partnership income when received. During the six months ended June 30, 1999 the Partnership received $123,685 of interest from Harold
House Limited Partnership on its advance from the Partnership.

The following are combined statements of operations for the three and six months ended June 30, 1999 and 1998, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS


                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                        1999        1998         1999         1998


Rental income                       $2,964,292   $3,435,894  $5,901,976   $6,924,317
Other income                           116,024       94,143     224,940      235,588

  Total income                       3,080,316    3,530,037   6,126,916    7,159,905

Operating expenses                   1,831,086    2,265,616   3,732,045    4,727,068
Interest, taxes and insurance          812,733    1,073,121   1,665,951    2,137,461
Depreciation                           486,745      560,428     959,497    1,118,722

  Total expense                      3,130,564    3,899,165   6,357,493    7,983,251

Net income (loss)                   $  (50,248)  $ (369,128) $ (230,577)  $ (823,346)

National Housing Partnership Realty
 Fund Two share of income (losses)  $  (54,845)  $ (363,153) $ (233,733)  $ (811,210)


(3)  TRANSACTIONS WITH THE GENERAL PARTNER

During the six month periods ended June 30, 1999 and 1998, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $68,625 and $68,624, respectively, for services provided to the Partnership. The Partnership paid $97,014 to the General Partner for these fees during the six months ended June 30, 1999. The Partnership did not make any payments to the General Partner for these fees during the six months ended June 30, 1998. The amount of fees due to the General Partner by the Partnership was $1,183,690 at June 30, 1999.

During the six months ended June 30, 1999, the Partnership paid the General Partner $33,650 and $2,917 for repayment of a working capital advance and accrued interest on the advance, respectively. No working capital advances were made during the six months ended June 30, 1999. During the six months ended June 30, 1998, no working capital advances or repayments were made between the General Partner and the Partnership. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2% (9.75% at June 30, 1999). Accrued interest on this loan amounted to $1,701 at December 31, 1998.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)  SEGMENT INFORMATION

As defined in SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" the Partnership has only one reportable segment. Due to the nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(5)  LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO does not believe that the investigations will result in a material adverse impact on its or NHP's operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Partnership retained an interest in seventeen of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

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

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1999 and 1998. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $424,600, as of June 30, 1999.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1999 investments in fifteen of the remaining seventeen Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. A cash distribution of $61,593 from a Local Limited Partnership was received during the six months ended June 30, 1999. There were no cash distributions during the six months ended June 30, 1998. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Net cash used in operations for the six months ended June 30, 1999 was $24,216 as compared to $6,756 for the six months ended June 30, 1998. The increase in cash used in operations is primarily due to increases in payment of administrative reporting fees to the General Partner and operating expenses paid partially offset by interest income received from one of the Local Limited Partnerships. Cash used in financing activities consisted of repayment of advances from the General Partner. Cash provided by investing activities consisted of a distribution from one of the Local Limited Partnerships.

Cash and cash equivalents amounted to $29,316 at June 30, 1999 as compared to $25,589 at December 31, 1998. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at June 30, 1999 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 1999 plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $1,183,690 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

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

The West Oak Village Limited Partnership note payable matured on November 30, 1996. During 1997, the note holders entered into an agreement with the West Oak Village Limited Partnership under which the maturity date of the note was extended until November 2013. Under the terms of the agreement, the Local Limited Partnership must pay the note holders annual interest on or before each December 31, during the term of the note at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. At any time prior to the note's maturity, the Local Limited Partnership has an option to pay off the note payable at a discount equal to 70% of the property's annual scheduled rent but no less than $700,000. At June 30, 1999, the outstanding principal and related interest, respectively, were $2,046,695 and $2,528,381. There can be no assurance that the Local Limited Partnership will have sufficient cash or that the General Partner will loan additional cash to the Local Limited Partnership, if necessary, to make the annual installment payments required under the Agreement. The failure to make the required payments may result in a loss of interest in this Local Limited Partnership, which may result in the investors incurring adverse tax consequences.

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

The note payable with respect to Rodeo Drive Limited Partnership matured on December 6, 1998. The Local Limited Partnership does not have the resources to pay amounts due on the note payable. The holders of the note commenced a civil action seeking to gain control of the general and limited partnership interests of the Rodeo Drive Limited Partnership. If the Partnership loses its interest in Rodeo Drive Limited Partnership to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

Additionally, both Meadows Apartments and Meadows East Apartments Local Limited Partnerships had notes payable which were due on December 12, 1997. The Local Limited Partnerships do not have the resources to pay the amounts due on their respective notes payable and are currently in default on their respective notes. The holders of the notes have started proceedings to take back the Partnership's interest in each Local Limited Partnership. Effective August 5, 1999 Meadows East was foreclosed upon. The effects of this foreclosure on the Partnership will be reflected in the quarter ended September 30, 1999. Should the Partnership lose its interest in the Local Limited Partnerships, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

The notes related to the other eleven Local Limited Partnerships, in addition to the extensions to the notes relating to Mayfair Manor and Esbro Local Limited Partnerships discussed above, will reach final maturity during the fourth quarter of 1999. As of June 30, 1999, the Local Limited Partnerships' have not renegotiated the terms of the notes, including the extension of the due date. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of these notes or to repay or refinance the notes. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation. There can be no assurance that the General Partner will be successful in extending or restructuring the notes payable as they mature.

During 1998, the General Partner advanced the Partnership $33,650 to pay legal expenses of the Partnership. During the six months ended June 30, 1999 the Partnership paid the General Partner $33,650 and $2,917 for repayment of the advance and accrued interest on the advance, respectively. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2% (9.75% at June 30, 1999).

RESULTS OF OPERATIONS

At June 30, 1999, the Partnership continued to hold an interest in seventeen Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of June 30, 1999, the Partnership had no carrying basis in fifteen of the Local Limited Partnerships and therefore reflected no results of operations, from its share of losses from these Local Limited Partnerships.

The Partnership had net income of $26,055 for the six months ended June 30, 1999, compared to a net loss of $119,762 for the six months ended June 30, 1998. Net income (loss) per unit of limited partnership increased to $1 from $(6) for the 18,300 units outstanding at June 30, 1999 and 1998, respectively. The increase in net income was primarily attributable to an increase in share of profits from Local Limited Partnerships and an increase in interest income from a Local Limited Partnership. Partially offsetting these increases were increases in interest expense on partner loans and other operating expenses. The Partnership did not recognize $443,401 of its allocated share of losses from fifteen Local Limited Partnerships for the six months ended June 30, 1999, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $484,700 between periods, primarily due to a decrease in expenses offset partially by a decrease in rental income.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO does not believe that the investigations will result in a material adverse impact on its or NHP's operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.

     27   Financial Data Schedule.

(b)  Reports on Form 8-K

     None filed during the quarter ended June 30, 1999.

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

                                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                  (Registrant)

                                  By:   The National Housing Partnership,
                                        its sole General Partner


                                  By:   National Corporation for Housing
                                        Partnerships, its sole General Partner

                                  By:   /s/Troy D. Butts
                                        Troy D. Butts
                                        As Senior Vice President
                                        and Chief Financial Officer

                                  Date: August 17, 1999