Form 10QSB
period 1999-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 1999-11-15
CIK 762859

FORM 10-QSB_ QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission file number 0-14458


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
       (Exact name of small business issuer as specified in its charter)

          Maryland                                          52-1365317
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                       9200 Keystone Crossing, Suite 500
                        Indianapolis, Indiana 46240-7602
                    (Address of principal executive offices)

                                 (317) 817-7500
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X  No

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                               SEPTEMBER 30, 1999


ASSETS
Cash and cash equivalents                                  $    2,647
Investments in and advances to Local Limited
Partnerships (Note 2)                                       4,445,582
                                                           $4,448,229
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
Other accrued expenses                                     $   34,612
Administrative and reporting fee payable to
General Partner                                             1,218,001
Notes payable to General Partner                            2,414,468
Accrued interest on notes payable to General Partner        3,482,463
                                                            7,149,544
Partners' deficit
General Partner -- The National Housing
Partnership (NHP)                                           (182,103)
Original Limited Partner -- 1133 Fifteenth
Street Two Associates                                       (187,003)
Other Limited Partners -- 18,300 investment
units                                                      (2,332,209)
                                                           (2,701,315)
                                                           $4,448,229
b)

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                        Three Months Ended       Nine Months Ended
                                          September 30,            September 30,
                                         1999        1998        1999         1998
REVENUES:
Share of profits from Local
Limited Partnerships                   $ 60,098    $ 63,840    $184,898     $161,450
Interest income                             192         220         508          540
Interest income from Local Limited
Partnership                                  --          --     123,685           --
                                         60,290      64,060     309,091      161,990

COSTS AND EXPENSES:
Administrative and reporting fees
to General Partner                       34,311      34,312     102,936      102,936
Interest on deferred acquisition
to General Partner                       60,858      60,362     181,581      181,085
Interest on partner loans                    --         771       1,216          771
Other operating expenses                 19,746      67,600      51,928       95,945
                                        114,915     163,045     337,661      380,737
LOSS BEFORE EXTRAORDINARY ITEM          (54,625)    (98,985)    (28,570)    (218,747)

Extraordinary item-share from local
 limited partnership of gain on
 extinguishment of debt                      --      26,119          --       26,119

NET LOSS                                (54,625)    (72,866)    (28,570)    (192,628)

ALLOCATION OF NET LOSS:
General Partner _ NHP                  $   (547)   $   (728)   $   (286)   $  (1,926)
Original Limited Partner _ 1133
Fifteenth Street Two Associates            (547)       (728)       (286)      (1,926)
Other limited partners _ 18,300
   Investment units                     (53,531)    (71,410)    (27,998)    (188,776)
                                       $(54,625)   $(72,866)   $(28,570)   $(192,628)

NET LOSS PER LIMITED
PARTNERSHIP INTEREST:
  Loss before extraordinary item       $     (3)   $     (5)   $     (2)    $    (11)
  Extraordinary item                         --           1          --            1
                                       $     (3)   $     (4)   $     (2)    $    (10)


c)

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT
                                  (UNAUDITED)

                               The National      1133
                                  Housing     Fifteenth      Other
                                Partnership   Street Two    Limited
                                   (NHP)      Associates    Partners      Total

Deficit at December 31, 1998    $ (181,817)  $ (186,717)  $(2,304,211) $(2,672,745)

Net loss - nine months ended
September 30, 1999                    (286)        (286)      (27,998)     (28,570)

Deficit at September 30, 1999   $ (182,103)  $ (187,003)  $(2,332,209) $(2,701,315)

Percentage interest at
September 30, 1999                      1%            1%          98%         100%
                                       (A)           (B)          (C)


(A)General Partner
(B)Original Limited Partner
(C)Consists of 18,300 investment units

d)

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                             Nine Months Ended
                                                               September 30,
                                                            1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                          $    508     $    540
Operating expenses paid                                     (75,147)     (65,777)
Interest income received from Local Limited Partnership     123,685           --
Payment of administrative reporting fees to General
   Partner                                                  (97,014)          --
Payment of interest on partner loans                         (2,917)          --

     Net cash used in operating activities                  (50,885)     (65,237)

CASH FLOWS FROM FINANCING ACTIVITIES

(Repayment of) advances from General Partner                (33,650)      33,650

CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from Local Limited Partnership                 61,593       16,521
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (22,942)     (15,066)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             25,589       23,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   2,647     $  8,343

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
ACTIVITIES:
Net loss                                                  $ (28,570)   $(192,628)
Adjustments to reconcile net loss to net
cash used in operating activities:
Share of profits from Local Limited Partnerships           (184,898)    (161,450)
Share of gain on extinguishment of debt                         --       (26,119)
Increase in accrued interest on deferred acquisition
   notes                                                    181,581      181,085
(Decrease) increase interest on Partners loans               (1,701)         771
Increase in administrative and reporting fees payable        5,922       102,936
(Decrease) increase in other accrued expenses              (23,219)       30,168

Total adjustments                                          (22,315)      127,391

Net cash used in operating activities                     $(50,885)     $(65,237)



e)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A MARYLAND LIMITED PARTNERSHIP)

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

The General Partner was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 18,300 interests at a price of $1,000 per unit. During 1985, the sale of interests was closed after the sale of 18,300 interests to limited partners.

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

Certain reclassifications have been made to the 1998 information to conform with the 1999 presentation.

(2)  INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships:
Meadows Apartments Limited Partnership, Esbro Limited Partnership, Rodeo Drive Limited Partnership, Menlo Limited Partnership, Mayfair Manor Limited Partnership, Hurbell I Limited Partnership, Hurbell II Limited Partnership, Hurbell III Limited Partnership, Tinker Creek Limited Partnership, Rockwell Limited Partnership, Meadows East Apartments Limited Partnership, Kimberton Apartments Limited Partnership, San Juan del Centro Limited Partnership, Gulfway Limited Partnership, Caroline Arms Limited Partnership, Hilltop Limited Partnership, Harold House Limited Partnership, Park Avenue West I Limited Partnership, West Oak Village Limited Partnership, Park Avenue West II Limited Partnership, and Windsor Apartments Associates Limited Partnership. During 1998, the Partnership's interest in Gulfway Limited Partnership, Menlo Limited Partnership and Rockwell Limited Partnership were foreclosed upon and Tinker Creek Limited Partnership sold its property. During August 1999, the Partnership's interest in Meadows East Apartments Limited Partnership was foreclosed upon.

The Menlo Limited Partnership had a note payable which was due on October 31, 1997. On November 10, 1997, the note holder notified Menlo Limited Partnership that the note was in default and demanded immediate payment. The Local Limited Partnership did not have the resources to pay amounts due on the note payable. On January 5, 1998, pursuant to the security agreement of the note payable, the note holder was substituted as sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. Additionally, the Gulfway and Rockwell Limited Partnerships had notes payable which were due on November 7, 1997. The Local Limited Partnerships did not have the resources to pay amounts due on the notes payable. On June 29, 1998, pursuant to the security agreements of the notes payable, the note holders were substituted as sole limited partner of the Local Limited Partnerships in place of the Partnership and the note holders' assignee was substituted as the general partner. No gain or loss was recorded as a result of these transfers of partnership interests. With the loss of the Partnership's interests in Menlo, Gulfway and Rockwell Limited Partnerships to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequences was dependent upon each specific partner's individual tax situation.

Tinker Creek Limited Partnership had a note payable due on June 30, 1998.
During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.L.C. for the sale of Tinker Creek Apartments. The closing occurred on July 2, 1998, with a purchase price of $1,785,000. Net proceeds of $750,081 were divided between the holders of the Tinker Creek note payable and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Tinker Creek Limited Partnership received the remaining 20% of the net proceeds. The Partnership's share of the gain from the sale, in excess of cumulative losses not taken, in the amount of $33,818 was recorded in the statements of operations for the nine months ended September 30, 1998, as an extraordinary item _ gain on extinguishment of debt. The sale may have generated taxable income to the Partnership's investors. The specific impact of the tax consequences was dependent upon each specific partner's individual tax situation.

Meadows East Apartments had a note payable which was due on December 12, 1997. The Local Limited Partnerships did not have the resources to pay amounts due on the note payable. Effective August 5, 1999 Meadows East Apartments was foreclosed upon. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Meadows East Apartments to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize $517,273 and $1,298,387 of losses from twelve and seventeen Local Limited Partnerships during the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999, the Partnership's share of profits in two Local Limited Partnerships in the amount of $98,901 was offset against prior year losses not taken. As of September 30, 1999, the Partnership has not recognized $19,176,092 of its allocated cumulative share of losses from fourteen Local Limited Partnerships in which its investment has been reduced to zero.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships. During 1993, the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

Advances to the Local Limited Partnership remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan Bank prime rate plus 2% (10.25% at September 30, 1999). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from the sale or refinancing of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received. During the nine months ended September 30, 1999 the Partnership received $123,685 of interest from Harold House Limited Partnership on its advance from the Partnership.

The following are combined statements of operations for the three and nine months ended September 30, 1999 and 1998, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.


                       COMBINED STATEMENTS OF OPERATIONS


                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                        1999          1998          1999          1998
Rental income                        $  2,812,049 $  2,953,591  $  8,714,025  $  9,877,908
Other income                              143,315      105,354       368,255       340,942
Total income                            2,955,364    3,058,945     9,082,280    10,218,850
Operating expenses                      1,761,197    2,107,752     5,493,242     6,834,820
Interest, taxes, and insurance            769,013      858,873     2,434,964     2,996,334
Depreciation                              422,090      479,843     1,381,587     1,598,565
Loss on disposal of rental property            --      341,658            --       341,658

Total expense                           2,952,300    3,788,126     9,309,793    11,771,377

Income (loss) before extraordinary
item                                        3,064     (729,181)     (277,513)   (1,552,527)
Extraordinary item-gain on
  extinguishment of debt                       --    1,623,199            --     1,623,199

Net income (loss)                   $       3,064 $    894,018  $   (227,513) $     70,672

National Housing Partnership


 Realty Fund Two share of income
  (losses)                          $         259 $    831,622  $   (233,474) $     20,412


(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the nine month periods ended September 30, 1999 and 1998, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $102,936 for services provided to the Partnership. The Partnership paid $97,014 to the General Partner for these fees during the nine months ended September 30, 1999. The amount of fees due to the General Partner by the Partnership was $1,218,001 at September 30, 1999.

During the nine months ended September 30, 1999, the Partnership paid the General Partner $33,650 and $2,917 for repayment of a working capital advance and accrued interest on the advance, respectively. No working capital advances were made during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, a working capital advance of $33,650 was made from the General Partner to the Partnership to pay legal fees related to the civil action taken by the deferred acquisition note holders of Rodeo Drive Limited Partnership. No repayments were made between the General Partner and the Partnership during the nine months ended September 30, 1998. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2% (10.25% at September 30, 1999). Accrued interest on this loan amounted to $1,701 at December 31, 1998.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4) SEGMENT INFORMATION

The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(5)  DISPOSAL OF RENTAL PROPERTY

Tinker Creek Limited Partnership had a deferred acquisition note payable due on June 30, 1998. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Tinker Creek Apartments. The property was sold on July 2, 1998 at purchase price of $1,785,000. Net proceeds from the sale were divided between the holder of the Tinker Creek deferred acquisition note and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Tinker Creek Limited Partnership received the remaining 20% of the net proceeds. The Partnership's share of the gain from the sale, in excess of cumulative losses not taken, in the amount of $26,119 was recorded for the nine months ended September 30, 1998, as an extraordinary item - gain on extinguishment of debt. The sale may have generated taxable income to the Partnership's investors. The specific impact of the tax consequences was dependent upon each specific partner's individual tax situation.

(6) LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2 _ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Partnership retained an interest in sixteen of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,739 units, 76 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project_based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based system. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1999 and 1998. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $424,607 as of September 30, 1999.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in fourteen of the remaining sixteen Local Limited Partnerships had been reduced to zero as of September 30, 1999. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. Cash distributions of $61,593 and $16,521 from Local Limited Partnerships were received during the nine months ended September 30, 1999 and 1998, respectively. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Net cash used in operations for the nine months ended September 30, 1999 was $50,885 as compared to $65,237 for the nine months ended September 30, 1998.
The increase in cash used in operations is primarily due to increases in payment of administrative reporting fees to the General Partner and operating expenses paid, which is partially offset by interest income received from one of the Local Limited Partnerships. Cash used in financing activities consisted of repayment of advances from the General Partner. Cash provided by investing activities consisted of a distribution from one of the Local Limited Partnerships.

Cash and cash equivalents amounted to $2,647 at September 30, 1999 as compared to $25,589 at December 31, 1998. The decrease in cash and cash equivalents is due to cash used in operating activities and cash repayments of advances from the General Partner more than offsetting distributions from Local Limited Partnerships. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at September 30, 1999 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at September 30, 1999 plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $1,218,001 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During 1998, the General Partner advanced the Partnership $33,650 to pay legal expenses of the Partnership. During the nine months ended September 30, 1999 the Partnership paid the General Partner $33,650 and $2,917 for repayment of the advance and accrued interest on the advance, respectively. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2% (10.25% at September 30, 1999).

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

The West Oak Village Limited Partnership note payable matured on November 30, 1996. During 1997, the note holders entered into an agreement with the West Oak Village Limited Partnership under which the maturity date of the note was extended until November 2013. Under the terms of the agreement, the Local Limited Partnership must pay the note holders annual interest on or before each December 31, during the term of the note at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. At any time prior to the note's maturity, the Local Limited Partnership has an option to pay of the note payable at a discount equal to 70% of the property's annual scheduled rent but no less than $700,000. At September 30, 1999, the outstanding principal and related interest, respectively, were $2,046,695 and $2,574,431. There can be no assurance that the Local Limited Partnership will have sufficient cash or that the General Partner will loan additional cash to the Local Limited Partnership, if necessary, to make the annual installment payments required under the Agreement. The failure to make the required payments may result in a loss of interest in this Local Limited Partnership, which may result in the investors incurring adverse tax consequences.

The Menlo Limited Partnership had a note payable which was due on October 31, 1997. On November 10, 1997, the note holder notified Menlo Limited Partnership that the note was in default and demanded immediate payment. The Local Limited Partnership did not have the resources to pay amounts due on the note payable. On January 5, 1998, pursuant to the security agreement of the note payable, the note holder was substituted as sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. Additionally, the Gulfway and Rockwell Limited Partnerships had notes payable which were due on November 7, 1997. The Local Limited Partnerships did not have the resources to pay amounts due on the notes payable. On June 29, 1998, pursuant to the security agreements of the notes payable, the note holders were substituted as sole limited partner of the Local Limited Partnerships in place of the Partnership and the note holders' assignee was substituted as the general partner. No gain or loss was recorded as a result of these transfers of partnership interests. With the loss of the Partnership's interests in Menlo, Gulfway and Rockwell Limited Partnerships to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequences was dependent upon each specific partner's individual tax situation.

Mayfair Manor and Esbro Limited Partnerships had notes payable which originally matured on October 25, 1997. Effective February 16, 1998, both Mayfair Manor and Esbro Limited Partnerships executed Amended and Restated Promissory Notes ("ARPN") for each of their notes payable. The general terms of the ARPNs require payment of the following upon the earlier of the sale, transfer or refinancing of the underlying property, or October 25, 1999:

a)          the original principal sum of the note payable, plus
b)          interest which accrued on such principal at the rate of 9% per annum from the original date to October 25, 1997, plus
c)          interest on the foregoing sums of principal and interest from
           October 25, 1997 at the rate of 5.54% per annum, compounded annually.

The ARPNs are collateralized by a security interest in the general and limited partnership interests of the Local Limited Partnerships. The note holders were paid an extension fee of $90,000 and $70,000 for Mayfair Manor and Esbro, respectively, which was paid from proceeds of loans from the General Partner. Mayfair Manor and Esbro Limited Partnerships are currently in default of these notes payable due to nonpayment of principal plus accrued interest upon maturity as of October 25, 1999. The note holder of both Mayfair Manor and Esbro Limited Partnership have notified the Partnerships that their notes are in default and have demanded payment. Neither Partnership has the resources to pay their respective amounts due on the note payable. Accordingly, the note holders have initiated foreclosure proceedings. Should the Partnership lose its interest in the Local Limited Partnerships, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependant upon each partner's individual tax situation.

Tinker Creek Limited Partnership had a note payable due on June 30, 1998.
During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.L.C. for the sale of Tinker Creek Apartments. The closing occurred on July 2, 1998, with a purchase price of $1,785,000. Net proceeds of $750,081 were divided between the holders of the Tinker Creek note payable and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Tinker Creek Limited Partnership received the remaining 20% of the net proceeds. The sale may have generated taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

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

Meadows East Apartments had a note payable due on December 12, 1997. The Local Limited Partnerships did not have the resources to pay amounts due on the note payable. Effective August 5, 1999 Meadows East Apartments was foreclosed upon. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Meadows East Apartments to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partner's individual tax situation.

Additionally, Meadows Apartments Limited Partnership had a note payable which was due on December 12, 1997. The Local Limited Partnership does not have the resources to pay the amount due on its note payable and is currently in default on the note. The holder of the note has started proceedings to take back the Partnership's interest in the Local Limited Partnership. Should the Partnership lose its interest in the Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequence is dependent upon each partner's individual tax situation.

In addition to the maturity of the extension notes in Mayfair Manor and Esbro Limited Partnerships on October 25, 1999, the notes payable in Hurbell II and Hilltop Limited Partnerships matured on November 2, 1999 while the note payable in Caroline Arms Limited Partnership matured on November 11, 1999. With the exception of West Oak Limited Partners, the notes related to the other six remaining Local Limited Partnerships will reach final maturity during the balance of the fourth quarter of 1999. The Local Limited Partnerships have not renegotiated the terms of the notes, including the extension of the due date. Caroline Arms Limited Partnership and Harold House Limited Partnership whose notes payable mature November 11 and 15, 1999, respectively, are both marketing their properties for sale. Both sales would be subject to the prospective purchaser's due diligence and other customary conditions. There can be no assurance that either or both of the sales will ultimately be consummated or if consummated, at a price sufficient to generate net proceeds to the Partnership. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of these notes or to repay or refinance the notes. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences.
The impact of the tax consequence is dependent upon each partner's individual tax situation. There can be no assurance that the General Partner will be successful in extending or restructuring the notes payable as they mature.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

RESULTS OF OPERATIONS

At September 30, 1999, the Partnership held an interest in sixteen Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are non-cash in nature. As of September 30, 1999, the Partnership had no carrying basis in fourteen of the Local Limited Partnerships and therefore, reflected no results of operations from its share of losses from these Local Limited Partnerships.

The Partnership had a net loss of $28,570 for the nine months ended September 30, 1999, compared to a net loss of $192,628 for the nine months ended September 30, 1998. Net loss per unit of limited partnership decreased to $(2) from $(10) for the 18,300 units outstanding at September 30, 1999 and 1998, respectively. The decrease in net loss was primarily attributable to an increase in the Partnership's share of profits from Local Limited Partnerships, an increase in interest income from a Local Limited Partnership and a decrease in other operating expenses. The Partnership did not recognize $517,273 of its allocated share of losses from twelve Local Limited Partnerships for the nine months ended September 30, 1999, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. In addition, the Partnership did not recognize $98,901 of its allocated share of profits from two of the Local Limited Partnerships for the nine months ended September 30, 1999, as the Partnership had cumulative unrecognized losses with respect to these two Local Limited Partnerships. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $781,114 between periods, primarily due to a decrease in total expenses, which is offset partially by a decrease in rental income. The decrease in total expenses and rental income are primarily the result of the loss of the Partnership's interests during 1998 in the Menlo, Gulfway and Rockwell Limited Partnerships due to foreclosures and the sale of the sole property in Tinker Creek Limited Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS


In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits

     Exhibit 27, Financial Data Schedule



b)   Reports on Form 8-K:

     None filed during the quarter ended September 30, 1999.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                              (Registrant)


                              By:  The National Housing Partnership,
                                   Its sole General Partner


                              By:  National Corporation for Housing
                                   Partnerships, its sole General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long


                                   Senior Vice President and
                                   Controller


                              Date: