Form 10KSB
period 1999-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2000-04-14
CIK 762859

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the

                       Securities and Exchange Act of 1934

 For the fiscal year ended December 31, 1999 .. Commission file number  0-14458

   National Housing Partnership Realty Fund Two (A Maryland Limited Partnership)
               (Exact name of registrant as specified in its charter)


              Maryland                   52-1365317
   (State or other Jurisdiction of    (I.R.S. Employer
   incorporation or organization)      Identification
                                            No.)
  9200 Keystone Crossing, Suite 500         46240
        Indianapolis, Indiana            (Zip Code)
   (Address of principal executive
              offices)

Registrant's telephone number, including area code:   (317) 817-7500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: 18,258 Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[X]

State issuer's revenue for most recent fiscal year.  $418,000

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

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                        (A MARYLAND LIMITED PARTNERSHIP)

                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                   Page

Item 1.     Business                                                2
Item 2.     Properties                                              8
Item 3.     Legal Proceedings                                       8
Item 4.     Submission of Matters to a Vote of Security Holders     9


                                     PART II

Item 5.     Market for the Registrant's Partnership
            Interests and Related Partnership Matters             10
Item 6.     Management's Discussion and Analysis or Plan
            of Operations                                         10
Item 7.     Financial Statements                                  14
Item 8.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                38

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant    39
Item 10.    Executive Compensation                                40
Item 11.    Security Ownership of Certain Beneficial
            Owners and Management                                 40
Item 12.    Certain Relationships and Related Transactions        41

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K                      42

                                     PART I

      The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Item 1.     Business

      National Housing Partnership Realty Fund Two, a Maryland Limited Partnership (the "Partnership" or the "Registrant"), was formed under the Maryland Revised Uniform Limited Partnership Act as of January 22, 1985. On March 15, 1985, the Partnership commenced offering 18,300 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the "Offering"). The Offering was managed by Dean Witter Reynolds, Inc. and was terminated on May 22, 1985, with subscriptions for all 18,300 limited partnership interests.

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

Receipt of HUD Subpoena/Tolling Agreement

      In October 1997, NHP received a subpoena from the Inspector General of the United States Department of Housing and Urban Development ("HUD") requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with management of a HUD-assisted property (the "Transactions"). Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General ("HUD 16) in 1998.

      On or about February 26, 1998, Counsel for NHP and the U.S. government entered into a Tolling Agreement with respect to any applicable statues of limitations related to certain civil claims the government may have against NHP in connection with the Transactions. The Tolling Agreement expired in August 1998.

      In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and do not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

      The Partnership's business is to hold limited partnership interests in fifteen limited partnerships (Local Limited Partnerships), each of which owns and operates a multi-family rental housing property (Properties) which receives one or more forms of assistance from the Federal Government. In addition, the Partnership held an interest in one additional limited partnership which sold its property in 1998. The Partnership's ownership interest in three additional limited partnerships was foreclosed upon in 1998. The Partnership's ownership interest in two additional limited partnerships were foreclosed upon in 1999. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6, Management's Discussion and Analysis or Plan of Operations" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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

      The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

             SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
      IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO HAS AN INVESTMENT


                                                                              Occupancy
                                                        Units Authorized      Percentage
                                    Financed, Insured      for Rental     for the Year Ended
Property Name, Location    Number of  and Subsidized     Assistance Under    December 31,
and Partnership Name        Units          Under          Section 8(D)     1999      1998

Anderson Gardens              200           (A)              200            94%      92%
Anderson, South Carolina
  (Hurbell II Limited
Partnership)

Caroline Arms                 204           (A)              204             95%      97%
Jacksonville, Florida
  (Caroline Arms Limited
    Partnership)

Esbro (H)                     100           (A)               99             97%      97%
Tuscon, Arizona
  (Esbro Limited
Partnership)

Gulfway Manor                 (E)           (E)               (E)            (E)      (E)
Corpus Christie, Texas
  (Gulfway Limited
     Partnership)

Harold House                   80           (A)               25            100%     100%
Jacksonville, Florida
  (Harold House Limited
    Partnership)

Hilltop                       105           (A)               55             91%      91%
Hickory, North Carolina
  (Hilltop Limited
   Partnership)

Holly Oak                     100           (A)               94             94%      93%
Shelby, North Carolina
  (Hurbell I Limited
Partnership)

Kimberton                     165           (A)              165             98%      95%
Newark, Delaware
  (Kimberton Apartments
    Associates Limited
     Partnership)

Mayfair (H)                   140           (A)              139             99%      98%
Tucson, Arizona
  (Mayfair Manor Limited
    Partnership)

Meadows                       (F)           (F)              (F)            (F)       98%
Sparks, Nevada
  (Meadows Apartments
   Limited Partnership)

Meadows East                  (F)           (F)             (F)             (F)       96%
Sparks, Nevada
  (Meadows East Apartments
    Limited Partnership)

Menlo Park                    (E)           (E)             (E)             (E)       (E)
Tucson, Arizona
  (Menlo Limited
    Partnership)

Park Avenue West I (G)         80           (B)              --             94%       92%
Mansfield, Ohio
  (Park Avenue West I
   Limited Partnership)

Park Avenue West II (G)        80           (A)              32             95%       98%
Mansfield, Ohio
  (Park Avenue West II
   Limited Partnership)

Rockwell Manor                (E)           (E)             (E)             (E)       (E)
Brownsville, Texas
  (Rockwell Limited
    Partnership)

Rodeo Drive (G)                99           (A)             99              96%       98%
Victorville, California
  (Rodeo Drive Limited
    Partnership)

Royal Oak Gardens             100           (B)            100              96%       99%
Kannapolis, North Carolina
  (Hurbell III Limited
    Partnership)

San Juan del Centro           150           (A)            150              98%       99%
Boulder, Colorado
  (San Juan del Centro
   Limited Partnership)

Tinker Creek                  (D)           (D)            (D)              (D)        (D)
Roanoke, Virginia
  (Tinker Creek Limited
    Partnership)

West Oak Village              200           (A)           200               94%        94%
Tulsa, Oklahoma
  (West Oak Village Limited
    Partnership)

Windsor Apartments            169           (A)           169               96%        94%
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

(F) Property was lost from foreclosure of Partnership interest during the year ended December 31, 1999.

(G) Partnership's interest was transferred to the noteholder in January 2000.

(H) Noteholder has initiated foreclosure proceedings.

      Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition.

      For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,731 units, 88 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

      All of the units (1,731 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2000. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

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

      HUD Approval and Enforcement

      A significant number of properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner, and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performances or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multifamily Participation Review Committee in Washington, D.C., (the 2530 Committee). As a result of certain mortgage defaults and unsatisfactory ratings received by NHP Incorporated in years prior to its acquisition by AIMCO in December, 1997, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by AIMCO. On December 18, 1998, AIMCO received approval of approximately fifty 2530 applications and had no unresolved flags in the 2530 system as of December 31, 1998. As a result of HUD's review of 2530 applications during 1999, two unresolved flags existed at December 31, 1999. Subsequent to December 31, 1999, one of these flags was resolved and the other is currently being addressed.

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

      Regulation of Affordable Housing

      As of December 31, 1999, the Partnership held an equity interest in 15 properties that benefit from government programs intended to provide housing to people of low or moderate incomes. These programs, which are usually administered by the HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of the Partnership's interest in the property, as well as any benefits flowing from the property. The Partnership must obtain the approval of HUD in order to acquire a significant interest in a HUD-assisted or HUD-insured property. The Partnership can make no assurance that it will always receive such approval.

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

   Ownership Percentages

      The following details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance and notes payable and accrued interest on each Property for each of the Local Limited Partnerships as of December 31, 1999 (dollar amounts in thousands):

                        NHP Realty Fund   Cost of
     Partnership              Two        Ownership Mortgage  Notes payable and
                          Percentage     Interest    Notes        Accrued
                           Ownership                           Interest (A)

Caroline Arms L.P.           94.5%         $ 868    $1,808        $3,922
Esbro L.P. (D)               94.5%            569       871         2,893
Harold House L.P.            94.5%            364       711         1,506
Hilltop L.P.                 94.5%            553     1,028         1,933
Hurbell I L.P.               94.5%            377     1,050         1,430
Hurbell II L.P.              94.5%            787     1,456         3,551
Hurbell III L.P.             94.5%            409       861         1,626
Kimberton Apts.              94.5%          2,078     1,733         (B)
Assoc. L.P.
Mayfair Manor L.P. (D)       94.5%            812     1,221         4,038
Park Avenue West I           94.5%            328       440         1,751
L.P. (C)
Park Avenue West II          94.5%            419       481         1,305
L.P. (C)
Rodeo Drive L.P. (C)         94.5%            600     1,025         2,470
San Juan del Centro          94.5%            799     1,507         3,430
L.P.

West Oak Village L.P.        94.5%          1,058     1,454         4,667
Windsor Apts. Assoc.         94.5%          2,117     2,219         (B)
L.P.

(A) See "Item 6. Management's Discussion and Analysis or Plan of Operations" for further details.

(B) Notes payable on this property are held by the Partnership and not by the Local Limited Partnership.

(C) Partnership's interest was transferred to the noteholder in January 2000.

(D) Noteholder has commenced foreclosure proceedings.

Item 2.     Properties

      See Item 1 for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3.     Legal Proceedings

      In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provided compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project.

      In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

      (b) As of December 31, 1999, there were 1,156 registered holders of 18,258 limited partnership interests (in addition to 1133 Fifteenth Street Two Associates - See "Item 7. Financial Statements - Note 1"). In 1999, the number of Limited Partnership Units decreased by 42 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

      (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 1999.

Item 6.     Management's Discussion and Analysis or Plan of Operations

      The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

      This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Year 2000 Compliance

General Description

      The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The
Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

      In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

      To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

      The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

      The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

      At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

      The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

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

      As discussed in Note 6 to the Local Limited Partnerships' combined financial statements attached hereto as an Exhibit, each Local Limited
Partnership with the exception of Kimberton Apartments Associates Limited Partnership and Windsor Apartments Associates Limited Partnership in which the Partnership currently holds an interest has a note payable due to the original owner of each Property. With the exception of West Oak Village Limited Partnership, these notes are all past due and are currently in default. West Oak Village Limited Partnership is currently in default due to non-payment of required annual interest payments for 1999 (see below). The notes related to Kimberton Apartments Associates and Windsor Apartments Associates of approximately $1,254,000 and $1,160,000, respectively, are collateralized by the Partnership's interest in these two Local Limited Partnerships and were due on October 24, 1999. The Partnership is currently in default on these notes and has received notification from the holders of the notes of their intent to initiate foreclosure proceedings. These notes are secured by both the Partnership's and NHP's interests in the applicable Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

      The West Oak Village Limited Partnership note bears interest at the rate of 9% per annum. The note is nonrecourse and is secured by a security interest in the Partnership's interest in the Local Limited Partnership. During 1997, the noteholders entered into an agreement with the Partnership, under which the maturity date of the note was extended until November 2013, assuming annual payments of interest are made to the noteholders. Under the terms of the agreement, payments are to be made equal to the annual interest at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. At any time prior to the note's maturity, the Partnership has the option to pay off the acquisition note at a discount equal to 70% of the property's annual scheduled rent but not less than $700,000. The required annual installment of interest for 1999, pursuant to the agreement with the noteholders, was not made. Accordingly, the Local Limited Partnership is currently in default on the required annual interest payments and the Partnership interests are subject to potential foreclosure. The Local Limited Partnership is actively attempting to sell its net assets.

      Caroline Arms, Harold House, Hilltop, Hurbell I, Hurbell II, Hurbell III and San Juan Del Centro Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The notes were due November, 15, 1999, November 15, 1999, November 2, 1999, December 19, 1999, November 2, 1999, December 19, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Caroline Arms, Harold House, Hilltop and Hurbell I Local Limited Partnerships are all actively attempting to sell their respective net assets.

      Rodeo Drive Limited Partnership note was executed by the respective Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note was a nonrecourse note secured by a security interest in all Partnership interests in the Local Limited Partnership. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The note was due December 6, 1997. The holder of the note demanded payment and an agreement was reached on December 11, 1998 whereby the interest of the Partnership is to be transferred to the note holder during January 2000. As a result of this transaction, the Local Limited Partnership will not continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of this transaction.

      Esbro and Mayfair Manor Limited Partnership notes were executed by the respective Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by a security interest in all Partnership interests in the respective Local Limited Partnership. The notes were initially due on October 15, 1997. Effective February 16, 1998, both Esbro and Mayfair Manor Limited Partnerships executed Amended and Restated Promissory Notes for each of their respective notes. The Amended Notes extended the maturity of the notes to October 25, 1999. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. Subsequent to December 31, 1999, both Local Limited Partnerships received notice of demand for payment and the commencement of foreclosure proceedings. Such foreclosure is subject to HUD approval, which is pending. Continuation of both of the Local Limited Partnerships' operations in the present form is dependent on the outcome of these proceedings. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Esbro Limited Partnership is actively attempting to sell its net assets.

      Park Avenue West I and II Limited Partnerships both have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The notes were both due December 20, 1999. The Local Limited Partnerships were notified of the default and as a result of the default not being cured the respective noteholders foreclosed on the Partnership's interests in full satisfaction of the notes effective January 14, 2000. The financial statements do not include any adjustments which might result from the outcome of these transactions.

      Meadows Apartments and Meadows East Apartments Limited Partnerships both had notes payable which were due on December 12, 1997. The Local Limited Partnerships did not have the resources to pay the amounts due. Effective August 5, 1999 and December 1, 1999, Meadows Apartments and Meadows East Apartments Limited Partnership properties were foreclosed upon. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Meadows Apartments and Meadows East Apartments to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

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

      Tinker Creek Limited Partnership had a note payable due on June 30, 1998. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.L.C. for the sale of Tinker Creek Apartments. The closing occurred on July 2, 1998, with a purchase price of approximately $1,785,000. Net proceeds of approximately $750,000 were divided between the holders of the Tinker Creek note payable and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Tinker Creek Limited Partnership received the remaining 20% of the net proceeds. The Partnership's share of the gain from the sale, in excess of cumulative losses not taken, in the amount of approximately $34,000 has been recorded in the accompanying statements of operations for the year ended December 31, 1998, as an extraordinary item - gain on extinguishment of debt.

      During 1998, the General Partner advanced the Partnership approximately $34,000 to pay legal expenses of the Partnership. No advances were made during 1999. During 1999, the Partnership repaid borrowings of approximately $34,000 and accrued interest of approximately $3,000 to the General Partner. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999. At December 31, 1999 the Partnership had no unpaid borrowings or accrued interest due to the General Partner.

      During 1999 and 1998, the General Partner advanced approximately $1,000 and $214,000 to one and ten Local Limited Partnerships, respectively, for insurance and entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. The Local Limited Partnerships paid approximately $184,000 in loans during 1998 and approximately $123,000 in interest on these loans during 1998. No payments were made on the loans or interest during 1999. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999.

      Net cash provided by operations for the year ended December 31, 1999 was approximately $11,000 as compared to net cash used in operations of approximately $33,000 for the year ended December 31, 1998. The decrease in cash used in operations is primarily due to the increase in interest income received from one of the Local Limited Partnerships partially offset by an increase in payment of administrative reporting fees to the General Partner.

      Distributions in excess of investment in Local Limited Partnerships and distributions from Local Limited Partnerships typically represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, certain investments' carrying values have been reduced to zero. For investments in Local Limited Partnerships which have been reduced to zero, cash distributions received are recorded in revenues as distributions in excess of investment in Local Limited Partnerships. For investments in Local Limited Partnerships which have not been reduced to zero, cash distributions received are recorded as distributions from Local Limited Partnerships in the statements of cash flows and reduce the Partnership's investment on the statement of financial position. Cash distributions totaling approximately $77,000 and $66,000 were received from one and three Local Limited Partnerships, respectively, during the years ended December 31, 1999 and 1998, respectively. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

      Cash and cash equivalents amounted to approximately $2,000 at December 31, 1999 as compared to approximately $25,000 at December .31, 1998. The decrease of approximately $23,000 was due to approximately $34,000 of repayment of advances from the General Partner which more than offset the approximately $11,000 of cash provided by operating activities. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at December 31, 1999, is dependent on distributions received from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying Properties. The Partnership's only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

      As of December 31, 1999, the Partnership owes the General Partner approximately $1,219,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees is predicated on the operations and/or sale or refinancing of the underlying Properties of the Local Limited Partnerships.

Results of Operations

      The Partnership has invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At December 31, 1999, the Partnership continued to hold an interest in fifteen Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of December 31, 1999 and 1998, the Partnership had no carrying basis in twelve and fourteen of the Local Limited Partnerships and therefore reflected no results of operations, for its share of losses for these Local Limited Partnerships.

      The Partnership had a net profit of approximately $2,000 for the year ended December 31, 1999, compared to a net loss of approximately $300,000 for the year ended December 31, 1998. Net profit per unit of limited partnership increased to $0 from $(16) for the 18,258 and 18,300 units outstanding at December 31, 1999 and 1998, respectively. The increase in net profit was primarily attributable to an increase in the Partnership's share of profits from Local Limited Partnerships, an increase in interest income from a Local Limited Partnership and a decrease in other operating expense. The Partnership did not recognize approximately $1,572,000 of its allocated share of losses from eleven Local Limited Partnerships for the year ended December 31, 1999, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. In addition the Partnership did not recognize approximately $61,000 of its allocated share of profits from three of the Local Limited Partnerships for the year ended December 31, 1999, as the Partnership had cumulative  unrecognized  losses  with  respect  to these  three  Local  Limited
Partnerships. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $332,000 between periods, primarily due to a decrease in total revenue, which is offset partially by a decrease in total expenses. The decrease in total expenses and rental income are primarily the result of the loss of the Partnership's interests in the Menlo, Gulfway and Rockwell Limited Partnerships in 1998 and Meadows Apartments and Meadows East Apartments Limited Partnerships in 1999 due to foreclosures and the sale of the sole property in Tinker Creek Limited Partnership in 1998.

Item 7. Financial Statements

      The financial statements of the Partnership are included on pages 15 through 37 of this report.

                          Independent Auditors' Report

To The Partners of

National Housing Partnership Realty Fund Two
Indianapolis, Indiana

We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund Two (the Partnership) as of December 31, 1999, and the related statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hurbell I Limited Partnership, Rodeo Drive Limited Partnership, Kimberton Apartments Associates Limited Partnership or Windsor Apartment Associates Limited Partnership (investees of the Partnership) for the year ended December 31, 1999. We did not audit the financial statements of Rodeo Drive Limited Partnership, Kimberton Apartments Associates Limited Partnership, and Windsor Apartments Associates Limited Partnership (investees of the Partnership) for the year ended December 31, 1998. The financial statements of these investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund Two as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 9 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. Subsequent to December 31, 1999, the noteholders for certain of the Local Limited Partnerships foreclosed on the Partnership interests and the noteholders for certain other Local Limited Partnerships began foreclosure proceedings (Notes 2 and 4). These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                               Ernst & Young LLP

Indianapolis, Indiana
March 6, 2000

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                        (A MARYLAND LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL POSITION

                                December 31, 1999

                          (in thousands, except unit data)

                                     ASSETS

Cash and cash equivalents                          $        2
Investments in and advances to Local Limited
 Partnerships (Note 2)                                  4,538

                                                    $   4,540

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Accrued expenses                                 $       35
  Administrative and reporting fees
   payable to General Partner (Note 3)                 1,219
  Notes payable to General Partner (Note 4)            2,414
  Accrued interest on notes payable
   to General Partner (Note 4)                         3,542
                                                       7,210

Partners' deficit:
  General Partner - The National Housing

   Partnership (NHP)                                    (182)
  Original Limited Partner - 1133 Fifteenth
   Street Two Associates                                (186)
  Other Limited Partners - 18,258 investment
   units                                              (2,302)

                                                      (2,670)

                                                    $  4,540

                       See notes to financial statements.

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                        (A MARYLAND LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)



                                          Years Ended December 31,
                                              1999        1998
REVENUE:

   Share of profits from Local Limited
    Partnerships(Note 3)                   $   293   $     146
   Distribution in excess of investment
    in Local Limited Partnership                --          17
   Interest income                               1           9
   Interest income from Local Limited
     Partnership                               124          --
                                               418         172
COSTS AND EXPENSES:
   Administrative and reporting fees to
     General Partner (Note 4)                  114         137
   Interest on notes payable to General
    Partner (Note 5)                           242         242
   Interest on partner loans (Note 4)            1           2
   Other operating expenses                     59         125

                                               416         506

PROFIT (LOSS) BEFORE EXTRAORDINARY ITEM          2        (334)

EXTRAORDINARY ITEM - SHARE OF GAIN ON
  EXTINGUISHMENT OF DEBT (NOTE 3)               --          34

NET PROFIT (LOSS)                          $     2    $   (300)

ALLOCATION OF NET PROFIT (LOSS):
   General Partner - NHP                   $    --    $     (3)
   Original Limited Partner - 1133
    Fifteenth Street Two Associates             --          (3)
   Other Limited Partners                        2        (294)

                                           $     2    $   (300)
NET PROFIT (LOSS) PER OTHER LIMITED
  PARTNERSHIP INTEREST (NOTE 3)
   Before extraordinary item               $    --    $    (18)
   Extraordinary item                           --           2

      Net profit (loss)                    $    --    $    (16)

                       See notes to financial statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                        (A MARYLAND LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' DEFICIT

                          (in thousands, except unit data)



                           The National     1133
                              Housing    Fifteenth     Other
                           Partnership   Street Two   Limited
                               (NHP)     Associates   Partners         Total

Deficit at January 1, 1998   $  (179)    $   (183)   $ (2,010)      $ (2,372)

Net loss for the year ended
   December 31, 1998              (3)          (3)       (294)         (300)

Deficit at December 31, 1998    (182)        (186)     (2,304)       (2,672)

Net profit for year ended
   December 31, 1999              --           --           2             2

Deficit at December 31, 1999 $  (182)    $   (186)   $ (2,302)     $ (2,670)

Percentage interest at
  December 31, 1998
  and 1999                         1%           1%        98%
                                  (A)          (B)        (C)

(A)   General Partner

(B)   Original Limited Partner

(C) Consists of 18,258 and 18,300 investment units at December 31, 1999 and 1998, respectively. During 1999, 42 units were abandoned (Note 7).

                       See notes to financial statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                        (A MARYLAND LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                   Years Ended December 31,
                                                       1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Distributions from Local Limited Partnerships      $   77      $    50
  Distributions received in excess of investment in
   Local Limited Partnership                             --           16
  Interest received                                       1            9
  Payment of administrative and reporting fees to
   General Partner                                     (107)          --
  Operating expenses paid                               (81)        (108)
  Interest income received from Local Limited
     Partnership                                        124           --
  Payment of interest on partner loans                   (3)          --

  Net cash provided by (used in) operating activities    11          (33)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of advances to Local Limited Partnerships    --            1

  Net cash provided by investing activities              --            1

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from General Partner                          --           34
  Repayment of advances from General Partner            (34)          --

  Net cash (used in) provided by financing activities   (34)          34

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                       (23)           2

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             25           23

CASH AND CASH EQUIVALENTS, END OF YEAR             $      2     $     25

                       See notes to financial statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                        (A MARYLAND LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                   (Continued)

                                                      Years Ended December 31,
                                                          1999        1998

RECONCILIATION  OF NET PROFIT (LOSS) TO NET CASH
 PROVIDED BY (USED IN) OPERATING  ACTIVITIES:

Net profit (loss)                                      $    2      $  (300)
Adjustments to reconcile net profit (loss) to net cash
  provided by (used in) operating activities:
Share of profits from Local Limited Partnerships         (293)        (146)
Share of gain on extinguishment of debt                    --          (34)
Repayment of advances to Local Limited Partnerships        --           (1)
Distributions from Local Limited Partnerships              77           50
Change in operating assets and liabilities:
  Administrative and reporting fees payable to
    General Partner                                         7          137
  Accrued interest on notes payable to General Partner    242          242
  Accrued expenses                                        (22)          17
  Accrued interest on partner loans                        (2)           2
  Total adjustments                                         9          267

Net cash provided by (used in) operating activities   $    11      $   (33)

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

      During 1985, the Partnership acquired limited partnership interests of 94.5% (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships, nineteen of which were organized in 1984 to acquire and operate existing rental housing projects. The remaining two Local Limited Partnerships were formed in 1972 and 1973 to construct and operate rental housing projects. At December 31, 1999, the Partnership retained an ownership interest in fifteen of the original Local Limited Partnerships.

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

      Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of the Local Limited Partnerships' profits (see Note 2). An investment account is maintained for each of the limited partnership investments and losses are not taken once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year received. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. Advances to Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

      For purposes of the Statement of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

      Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

      Fair Value of Financial Instruments

      FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

      Segment Reporting

       Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has only one reportable segment.

2.     INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

     During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited
Partnerships: Meadows Apartments Limited Partnership, Esbro Limited Partnership, Rodeo Drive Limited Partnership, Menlo Limited Partnership, Mayfair Manor Limited Partnership, Hurbell I Limited Partnership, Hurbell II Limited Partnership, Hurbell III Limited Partnership, Tinker Creek Limited Partnership, Rockwell Limited Partnership, Meadows East Apartments Limited Partnership, Kimberton Apartments Associates Limited Partnership, San Juan del Centro Limited Partnership, Gulfway Limited Partnership, Caroline Arms Limited Partnership, Hilltop Limited Partnership, Harold House Limited Partnership, Park Avenue West I Limited Partnership, West Oak Village Limited Partnership, Park Avenue West II Limited Partnership, and Windsor Apartments Associates Limited Partnership. During 1998, the Partnership's interest in Gulfway Limited Partnership, Menlo Limited Partnership and Rockwell Limited Partnership were foreclosed upon and Tinker Creek Limited Partnership sold its property. During 1999, the
Partnership's interest in Meadows East Apartments Limited Partnership and Meadows Apartments Limited Partnership were foreclosed upon.

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

       Tinker Creek Limited Partnership had a note payable due on June 30, 1998. During February 1998, Tinker Creek Limited Partnership entered into a sales agreement with Artcraft Investment, L.L.C. for the sale of Tinker Creek Apartments. The closing occurred on July 2, 1998, with a purchase price of $785,000. Net proceeds of approximately $750,000 were divided between the holders of the Tinker Creek note payable and Tinker Creek Limited Partnership, with the note holders receiving 80% of the net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. Tinker Creek Limited Partnership received the remaining 20% of the net proceeds. The Partnership's share of the gain from the sale, in excess of cumulative losses not taken, in the amount of approximately $34,000 has been recorded in the accompanying statements of operations for the year ended December 31, 1998, as an extraordinary item - gain on extinguishment of debt. The sale may generate taxable income to the Partnership's investors. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

      Meadows Apartments and Meadows East Apartments Limited Partnerships both had notes payable which were due on December 12, 1997. The Local Limited Partnerships did not have the resources to pay the amounts due. Effective August 5, 1999 and December 1, 1999, Meadows Apartments and Meadows East Apartments Limited Partnership notes were foreclosed upon. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Meadows Apartments and Meadows East Apartments to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

       Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $1,572,000 and $1,240,000 of losses from eleven Local Limited Partnerships during 1999 and 1998, respectively. During 1999 and 1998 the Partnership's share of profits in three Local Limited Partnerships in the amount of approximately $61,000 and $49,000, respectively, were offset against prior year losses not taken. The excess profit of approximately $19,000 during 1998 was offset against distributions taken into income. There were no excess profits received during 1999. As a result of the sale and foreclosures discussed above, during 1998 approximately $6,114,000 of profits resulting from the Partnerships loss of interest in three Local Limited Partnerships and extraordinary gain from the extinguishment of debt were offset against prior years losses not taken. As of December 31, 1999 and 1998, the Partnership has not recognized approximately $17,904,000 and $21,747,000, respectively, of its allocated cumulative share of losses from twelve and fourteen Local Limited Partnerships in which its investment has been reduced to zero.

       The Partnership made no advances to the Local Limited Partnerships during 1999 and 1998. Accrued interest of approximately $1,000 and $9,000 was received during 1999 and 1998, respectively. During 1993 the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

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

       Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1999, and the combined results of operations for the years ended December 31, 1999 and 1998, are as follows:

                      CONDENSED COMBINED FINANCIAL POSITION

                        OF THE LOCAL LIMITED PARTNERSHIPS

                                   (in thousands)


                                                        December 31, 1999
Assets:
  Land                                                     $   3,901
  Buildings and improvements, net of accumulated
   depreciation of approximately $23,145
   and impairment losses on rental property of
   approximately $16,679                                      31,110
  Other                                                        6,208

                                                           $  41,219
Liabilities and Partners' Deficit
  Liabilities:

   Mortgage notes payable                                  $  17,865
   Notes payable                                              15,906
   Accrued interest on notes payable                          18,616
   Other liabilities                                           3,837

                                                              56,224

  Partners' Deficit:
   National Housing Partnership Realty Fund Two              (14,104)
   Other partners                                               (901)
                                                             (15,005)

                                                           $  41,219

                    CONDENSED COMBINED RESULTS OF OPERATIONS

                        OF THE LOCAL LIMITED PARTNERSHIPS

                                   (in thousands)

                                          Years Ended December 31,
                                              1999        1998

Revenue                                     $12,262     $13,344

Expenses:
  Operating expenses                          8,648       9,891
  Financial expenses - primarily interest       327         272
  Interest on notes payable                   1,882       2,123
  Depreciation and amortization               1,899       2,218
  Impairment loss on rental property            736         347
                                             13,492      14,851

Loss before extraordinary item               (1,230)     (1,507)
Gain on extinguishment of debt                   --       1,618

Net (loss) profit                           $(1,230)   $    111

      The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Thirteen Local Limited Partnerships operate rental housing projects organized under Section 236 of the National Housing Act. The remaining two Local Limited Partnerships operate projects organized under Section 221(d)(3) of the National Housing Act. Each of the Local Limited Partnerships receives some form of rental assistance from HUD. During the year ended December 31, 1999 and 1998, the projects received a total of approximately $6,616,000 and $7,265,000, respectively, of rental assistance from HUD.

      For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,731 units, 88 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

      All of the units (1,731 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2000. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

      Depreciation of the buildings and improvements for fifteen of the Local Limited Partnerships is computed on a straight-line method assuming a 50-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation, whereas the depreciation of the buildings and improvements for one Local Limited Partnership is computed using the straight-line method assuming a 30-year life and a 30% salvage value. Depreciation for one Local Limited Partnership is computed using the straight-line method, assuming a 40-year life. Depreciation of equipment is calculated using accelerated methods over estimated useful lives of five to 27 years.

      The mortgage notes payable are insured by the Federal Housing Administration (FHA) and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 3% to 8.5% per annum. For the remaining thirteen rental housing projects insured under Section 236, FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with lenders.

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

These notes mature as follows:

          Local Partnership       Due Date      Note Amount   Accrued Interest
                                                        (in thousands)

     Rodeo Drive Limited
         Partnership          December 6, 1997*    $2,470        $   --
     Esbro Limited
         Partnership          October 25, 1999*     1,204         1,689
     Mayfair Manor Limited
         Partnership          October 25, 1999*     1,654         2,384
     Hurbell II Limited
         Partnership          November 2, 1999*     1,502         2,049
     Hilltop Limited
         Partnership          November 2, 1999*       817         1,116
     Caroline Arms Limited
         Partnership          November 15, 1999*    1,561         2,361
     Harold House Limited
         Partnership          November 15, 1999*      599           907
     Hurbell I Limited
         Partnership          December 19, 1999*      608           822
     Hurbell III Limited
         Partnership          December 19, 1999*      688           938
     Park Avenue West I
       Limited Partnership    December 20, 1999*      744         1,007
     Park Avenue West II
      Limited Partnership     December 20, 1999*      554           751
     San Juan Del Centro
      Limited Partnership     December 20, 1999*    1,458         1,972

           Total Delinquent                        13,859        15,996

     West Oak Limited
       Partnership            November 30, 2013*    2,047         2,620

           Total Due                              $15,906       $18,616

        * Notes are in default.

      The West Oak Village Limited Partnership note bears interest at the rate of 9% per annum. The note is nonrecourse and is secured by a security interest in the Partnership's interest in the Local Limited Partnership. During 1997, the noteholders entered into an agreement with the Partnership, under which the maturity date of the note was extended until November 2013, assuming annual payments of interest are made to the noteholders. Under the terms of the agreement, payments are to be made equal to the annual interest at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. At any time prior to the note's maturity, the Partnership has the option to pay off the acquisition note at a discount equal to 70% of the property's annual scheduled rent but not less than $700,000. The required annual installment of interest for 1999, pursuant to the agreement with the noteholders, was not made. Accordingly, the Local Limited Partnership is currently in default on the required annual interest payments and the Partnership interests are subject to potential foreclosure. The Local Limited Partnership is actively attempting to sell its net assets.

     Caroline Arms, Harold House, Hilltop, Hurbell I, Hurbell II, Hurbell III and San Juan Del Centro Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The notes were due November, 15, 1999, November 15, 1999, November 2, 1999, December 19, 1999, November 2, 1999, December 19, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Caroline Arms, Harold House, Hilltop and Hurbell I Local Limited Partnerships are all actively attempting to sell their respective net assets.

      Rodeo Drive Limited Partnership note was executed by the respective Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note was a nonrecourse note secured by a security interest in all Partnership interests in the Local Limited Partnership. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The note was due December 6, 1997. The holder of the note demanded payment and an agreement was reached on December 11, 1998 whereby the interest of the Partnership is to be transferred to the note holder during January 2000. As a result of this transaction, the Local Limited Partnership will not continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of this transaction.

      Esbro and Mayfair Manor Limited Partnership notes were executed by the respective Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by a security interest in all Partnership interests in the respective Local Limited Partnership. The notes were initially due on October 15, 1997. Effective February 16, 1998, both Esbro and Mayfair Manor Limited Partnerships executed Amended and Restated Promissory Notes for each of their respective notes. The Amended Notes extended the maturity of the notes to October 25, 1999. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. Subsequent to December 31, 1999, both Local Limited Partnerships received notice of demand for payment and the commencement of foreclosure proceedings. Such foreclosure is subject to HUD approval, which is pending. Continuation of both of the Local Limited Partnerships' operations in the present form is dependent on the outcome of these proceedings. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Esbro Limited Partnership is actively attempting to sell its net assets.

      Park Avenue West I and II Limited Partnerships both have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The notes were both due December 20, 1999. The Local Limited Partnerships were notified of the default and as a result of the default not being cured the respective noteholders foreclosed on the Partnership's interests in full satisfaction of the notes effective January 14, 2000. The financial statements do not include any adjustments which might result from the outcome of these transactions.

      The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement") requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

      During 1999, Hurbell I Limited Partnership recognized an impairment loss on its rental property in the amount of approximately $736,000. The Limited Partner is actively attempting to sell its net assets. This impairment loss was the result of the net carrying value of the assets exceeding the estimated net sales value.

      Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1999. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

3.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

      The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $114,000 and $137,000 during 1999 and 1998, respectively. During 1999, the Partnership paid the General Partner approximately $107,000 of these fees. No payments were made during 1998 for these fees. The balance owed to the General Partner for these fees is approximately $1,219,000 as of December 31, 1999.

      During 1998, the General Partner advanced the Partnership approximately $34,000 to pay legal expenses of the Partnership. No advances were made during 1999. During 1999, the Partnership repaid advances of approximately $34,000 and accrued interest of approximately $3,000 to the General Partner. No repayments were made during 1998. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999. At December 31, 1999, the Partnership had no unpaid borrowings or accrued interest due to the General Partner.

      The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

      An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by eleven and fifteen of the Local Limited Partnerships during 1999 and 1998, respectively. NHPMC and other affiliates of NCHP earned approximately $768,000 and $946,000 for management fees and other services provided to the Local Limited Partnerships during 1999 and 1998, respectively. As of December 31, 1999 and 1998, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to approximately $45,000 and $13,000, respectively.

      Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1999 and 1998, were approximately $1,335,000 and $1,492,000, respectively.

4.    NOTES PAYABLE

      The notes payable by the Partnership bear simple interest at a rate of 10% per annum. The notes are payable to NHP in the same amount and same terms as notes executed by NHP to former project owners, are nonrecourse, and are collateralized by the Partnership's interests in Windsor Apartments Associates Limited Partnership and Kimberton Apartments Associates Limited Partnership. The notes were both due on October 24, 1999. The Partnership is currently in default of these notes and has received notification from the holders of the notes of their intent to initiate foreclosure proceedings.

5.    INCOME TAXES

      The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss rule limitations. The taxable income or loss differs from amounts included in the statements of operations because of different methods used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

      A reconciliation follows (in thousands):

                                           Years Ended December 31,
                                               1999        1998

  Net profit (loss) per financial statements  $   2     $  (300)

  Add (deduct):
   Interest on notes payable                    241         241
   Other                                      (293)         149
  Partnership's share of limited local
     partnership's (loss) profit              6,510       9,626


  Profit per tax return                      $6,460      $9,716


      The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets (in thousands):

                                           December 31, 1999

  Net deficit as reported                     $ (2,670)
  Add (deduct):
   Investment in Partnerships                  (30,577)
     Other                                        (146)
  Net Deficit - federal tax basis             $(33,393)

6. ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALE OR REFINANCING

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

7.    ABANDONMENT OF LIMITED PARTNERSHIP UNITS

      In 1999, the number of Limited Partnership Units decreased by 42 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the end of the year. There were no such abandonments in 1998.

8.    LEGAL PROCEEDINGS

      In 1997,  NHP received  subpoenas  from the HUD Inspector  General  ("IG")
requesting  documents  relating  to  arrangements  whereby  NHP  or  any  of its affiliates provided compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and do not believe that the investigations will result in a material adverse impact on their operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

9.    GOING CONCERN

      Certain of the Local  Partnership's  notes  payable are past due (see Note
3). Subsequent to December 31, 1999, the noteholders for certain of the Local Limited Partnerships foreclosed on the Partnership interests and the noteholders for certain other Local Limited Partnerships began foreclosure proceedings (Notes 2 and 4). Continuation of the Local Partnerships' operations in the present form is dependent on their ability to extend the maturity date of these notes, or to repay or to refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

10. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED


                                        Initial Cost                  Cost
                                      To Local Limited             Capitalized
                                        Partnership                 (Removed)
                                       (in thousands)              Subsequent
                                                                 to Acquisition
                                                                 (in thousands)
                                               Buildings
                                              and Related
                                               Personal                    Carrying Cost
    Description      Encumbrances    Land      Property     Improvements    Adjustments

Caroline Arms
   Limited             $ (1)        $ 260      $ 4,497        $1,579          $    --
Partnership

Esbro Limited
   Partnership           (1)          360        2,566           683             (500)

Harold House
   Limited
Partnership              (1)           80        1,782         1,037               --

Hilltop Limited
   Partnership           (1)          210        2,292           470            (1,699)

Hurbell I Limited
  Partnership
(Holly Oak)              (1)          100        2,043           428              (736)

Hurbell II Limited
  Partnership
(Anderson)               (1)          240        3,941         1,613                --

Hurbell III Limited
  Partnership            (1)          150        1,894           740                --

Kimberton Apartments
  Associates Limited
   Partnership           (1)          250        5,265         1,111                --

Mayfair Manor
   Limited
Partnership              (1)          450       3,720          1,141            (1,468)

Park Avenue West I
  Limited
Partnership              (1)           96       1,799            294            (1,100)

Park Avenue West II
  Limited
Partnership              (1)           96       1,785            276            (1,177)

Rodeo Drive Limited
  Partnership            (1)          150       2,732            494                --

San Juan Del Centro
 Limited                 (1)          725       3,360          1,169                --
  Partnership

West Oak Village
  Limited
Partnership              (1)         400        4,667         1,026                 --

Windsor Apartments
  Associated Limited
    Partnership          (1)         169        5,926           770                 --

  Totals                         $ 3,736      $48,269       $12,831            $(6,680)



                           Gross Amount At Which
                                  Carried
                           At December 31, 1999
                              (in thousands)

                                 Buildings
                                    And
                                 Buildings
                                    And
                                  Related
                                 Personal                  Accumulated        Date of        Date     Depreciable
      Description        Land    Property   Total(2)(3)  Depreciation(3)   Construction    Acquired    Life-Years

Caroline Arms           $  271   $  6,065    $  6,336      $  2,520            1972          4/85         5-50
  Limited  Partnership

Esbro Limited
Partnership                375      2,734       3,109         1,230            1972          4/85         5-50

Harold House
  Limited  Partnership      96      2,803       2,899         1,063            1973          5/85         5-50

Hilltop Limited
Partnership                218      1,055       1,273           342            1974          4/85         5-50

Hurbell I Limited
  Partnership
  (Holly Oaks)             100      1,735       1,835           921            1975          4/85         5-40


Hurbell II Limited
   Partnership              294     5,500       5,794         2,105            1972          4/85         5-50
(Anderson)

Hurbell III Limited
  Partnership (Royal
Oaks)                       184     2,600       2,784         1,018            1973          4/85         5-50

Kimberton Apartments
  Associates Limited        250     6,376       6,626         3,127            1972          4/85         5-30
    Partnership

Mayfair Manor Limited
   Partnership              463     3,380       3,843         1,604            1971          4/85         5-50

Park Avenue West I
  Limited  Partnership       96       993       1,089           637            1969          5/85         5-50


Park Avenue West II
  Limited  Partnership       96       884         980           168            1970          5/85         5-50

Rodeo Drive Limited
   Partnership              150     3,226       3,376         1,190            1973          4/85         5-30

San Juan Del Centro
  Limited  Partnership      731     4,523       5,254         1,863            1970          4/85         5-50

West Oak Village
Limited Partnership         408     5,685       6,093         2,319            1972          4/85         5-50

Windsor Apartments
  Associates Limited
    Partnership             169     6,696       6,865         3,038            1972          4/85         5-30

  Totals                 $3,901   $54,255     $58,156       $23,145


(1)   Schedule of Encumbrances (in thousands)


                                                          Notes
                                                       Payable and
                                       Mortgage          Accrued
      Partnership Name                   Notes          Interest         Total

      Caroline Arms Limited
         Partnership                  $ 1,808          $ 3,922        $ 5,730
      Esbro Limited Partnership           871            2,893          3,764
      Harold House Limited Partnership    711            1,506          2,217
      Hilltop Limited Partnership       1,028            1,933          2,961
      Hurbell I Limited Partnership     1,050            1,430          2,480
      Hurbell II Limited Partnership    1,456            3,551          5,007
      Hurbell III Limited Partnership     861            1,626          2,487
      Kimberton Apartments Associates
       Limited Partnership              1,733              (A)          1,733
      Mayfair Manor Limited
       Partnership                      1,221            4,038          5,259
      Park Ave West I Limited
       Partnership                        440            1,751          2,191
      Park Ave West II Limited
       Partnership                        481            1,305          1,786
      Rodeo Drive Limited Partnership   1,025            2,470          3,495
      San Juan del Centro Limited
       Partnership                      1,507            3,430          4,937
      West Oak Village Limited
       Partnership                      1,454            4,667          6,121
      Windsor Apartments Associates
       Limited Partnership              2,219              (A)          2,219

        Total                         $17,865          $34,522        $52,387


(A) Notes payable on this property are held by the Partnership and not by the Local Limited Partnership.

(2)   The   aggregate   cost  of  land  for  Federal   income  tax  purposes  is
      approximately $3,720,000, and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $60,731,000. The total of the above-mentioned is $64,433,000.

(3)   Reconciliation of real estate (in thousands)

                                                 Years Ended December 31,

                                                   1999           1998

Balance at beginning of period                  $ 63,358        $75,904

Improvements during the period                     1,721          1,072

Disposals of rental properties                                  (13,271)
                                                  (6,187)

Impairment losses on rental property                               (347)
                                                    (736)

Balance at end of period                        $ 58,156        $63,358


Reconciliation of accumulated depreciation (in thousands)
                                                   1999           1998

Balance at beginning of period                  $ 24,333       $ 27,420

Depreciation expense for the period                1,894          2,214

Disposals of rental properties                   (3,082)        (5,301)

Balance at end of period                        $ 23,145       $ 24,333

Item 8.   Changes in and  Disagreements   with  Accountants  on  Accounting  and
          Financial Disclosure

      None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

      (a),(b) and (c). The Partnership has no directors, executive officers or significant employees of its own.

      (a), (b), (c), (e) and (f). The names, ages, business experience and involvement in legal proceedings of the directors and executive officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

      Two individuals comprise the Board of Directors of NCHP. One director was appointed by the President of the United States, by and with the advice and consent of the Senate.

      Thomas W. Toomey (age 39) was elected Executive Vice President Finance and Administration and a Director of NCHP in 1997. Mr. Toomey has served as Senior Vice President--Finance and Administration of AIMCO from January 1996 to March 1997, when he was promoted to Executive Vice President--Finance and
Administration until December 1999, when he was appointed Chief Operating Officer. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University.

     Patrick J. Foye (age 42) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Executive Officers

      The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

      Thomas W. Toomey (age 39). See "Directors of NCHP."

      Patrick J. Foye  (age 42). See "Directors of NCHP."

      Steven D. Ira (age 48) has served as Executive Vice President of NCHP since 1997 and of AIMCO since 1994. From 1987 until July 1994, he served as President of Property Asset Management ("PAM"). Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and he is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

     Joel F. Bonder (age 57) was appointed  Executive  Vice  President,  General
Counsel and Secretary of NCHP and AIMCO effective December 1997. Prior to jointing the Company, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until December 1997. Mr. Bonder served as Vice President and Deputy General Counsel of NHP from June 1991 to March 1994 and as Associate General Counsel of NHP Incorporated from 1986 to 1991. From 1983 to 1985, Mr. Bonder practiced with the Washing, D.C. law firm of Lane & Edson, P.C. and from 1979 to 1983 practiced with the Chicago law firm of Ross and Hardines. Mr. Bonder received a B.A. from the University of Rochester and a J.D. from Washington University School of Law.

     Paul J. McAuliffe (age 43) has been Executive Vice President of NCHP and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining the Company, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp and prior to that time had been a Managing Director of Smith Barney, Inc. from 1993 to 1996, where he was senior member of the underwriting team that lead AIMCO's initial public offering in 1994. Mr. McAuliffe was also a Managing Director and head of the real estate group at CS First Boston from 1990 to 1993 and he was a Principal in the real estate group at Morgan Stanley & Co., Inc. where he worked from 1983 to 1990. Mr. McAuliffe received a B.A. from Columbia College and an M.B.A. from University of Virginia, Darden School.

      Martha L. Long (age 40) has been Senior Vice President and Controller of NCHP and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

      (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 10. Executive Compensation

      National Housing Partnership Realty Fund Two has no officers or directors. No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 13. Certain Relationships and Related Transactions."

Item 11.    Security Ownership of Certain Beneficial Owners and Management

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

      The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 1999.

                     Name of
                Beneficial Owner           Number of Units% of Class

              AIMCO and affiliates             1,809.0       9.91%
           (affiliates of the General Partner)

The business  address of AIMCO is 2000 South Colorado  Boulevard,  Denver,
 Colorado 80222.

Item 12.    Certain Relationships and Related Transactions

      The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $114,000 and $137,000 during 1999 and 1998, respectively. During 1999, the Partnership paid the General Partner approximately $107,000 of these fees. No payments were made during 1998 for these fees. The balance owed to the General Partner for these fees is approximately $1,219,000 as of December 31, 1999.

      During 1998, the General Partner advanced the Partnership approximately $34,000 to pay legal expenses of the Partnership. No advances were made during 1999. During 1999, the Partnership repaid advances of approximately $34,000 and accrued interest of approximately $3,000 to the General Partner. No repayments were made during 1998. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999. At December 31, 1999, the Partnership had no unpaid borrowings or accrued interest due to the General Partner.

      The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

      An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by eleven and fifteen of the Local Limited Partnerships during 1999 and 1998, respectively. NHPMC and other affiliates of NCHP earned approximately $768,000 and $946,000 for management fees and other services provided to the Local Limited Partnerships during 1999 and 1998, respectively. As of December 31, 1999 and 1998, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to approximately $45,000 and $13,000, respectively.

      Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1999 and 1998, were approximately $1,335,000 and $1,492,000, respectively.

                                     PART IV

Item 13.   Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 27, Financial Data Schedule,  is filed as an exhibit to this report.

            Exhibit 99.1, Audited Combined Financial Statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report:

      (b)   Reports on Form 8-K filed during the fourth quarter of 1999:

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


April 14, 2000                            /s/ Patrick J. Foye
Date                                      Patrick J. Foye
                                          President

April 14, 2000                            /s/Martha L. Long
Date                                      Martha L. Long
                                          Senior Vice President and
                                          Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

April 14, 2000                            /s/ Patrick J. Foye
Date                                      Patrick J. Foye
                                          President

April 14, 2000                            /s/Martha L. Long
Date                                      Martha L. Long
                                          Senior Vice President and
                                          Controller

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERS REALTY FUND TWO

                              FINANCIAL STATEMENTS

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

                          Independent Auditors' Report

To The Partners of

National Housing Partnership Realty Fund Two
Indianapolis, Indiana

We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two (the Partnership) holds a limited partnership interest as of December 31, 1999, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1999. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hurbell I Limited Partnership, Rodeo Drive Limited Partnership, Kimberton Apartments Associates Limited Partnership or Windsor Apartment Associates Limited Partnership (four of the seventeen Local Limited Partnerships) for the year ended December 31, 1999 which reflect total assets of 30% of combined total assets as of December 31, 1999, and net losses which reflect 57% of combined net loss for the year then ended. We did not audit the financial statements of Rodeo Drive Limited Partnership, Kimberton Apartments Associates Limited Partnership or Windsor Apartment Associates Limited Partnership for the year ended December 31, 1998 which reflect total assets of 24% of combined total assets as of December 31, 1998, and net profits which reflect 17% of combined net profits for the year then ended. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two holds a limited partnership interest as of December 31, 1999, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 6, 11 and 13 to the combined financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. Subsequent to December 31, 1999, the noteholders for certain of the Local Limited Partnerships foreclosed on the Partnership interests and the noteholders for certain other Local Limited Partnerships began foreclosure proceedings (Note 6). These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                           /s/Ernst & Young  LLP
Indianapolis, Indiana
March 6, 2000

REPORT OF FINCH, HAMILTON & CO., LLC.
INDEPENDENT AUDITORS AND CERTIFIED PUBLIC ACCOUNTANTS
LICENSED BY THE SOUTH CAROLINA BOARD OF ACCOUNTANCY


To the Partners
Hurbell I Limited Partnership
Shelby, North Carolina

      We have audited the accompanying balance sheet of Hurbell I Limited Partnership, (the Project) FHA Project No. 053-44202-LDP-SUP (A Limited Partnership) as of December 31, 1999, and the related statements of income, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      As described in Note A, these financial statements were prepared in conformity with the accounting practices prescribed or permitted by the U.S. Department of Housing and Urban Development, which is a comprehensive basis of accounting other than generally accepted accounting principles.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell I Limited Partnership at December 31, 1999, and the results of its operations, changes in partners' deficit and cash flows for the years then ended on the basis of accounting described in Note A.

      As discussed in Note G to the financial statements, the Partnership has notes payable that matured on December 19, 1999. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      In accordance with Government Auditing Standards, we have also issued a report dated February 1, 2000 on our consideration of Hurbell I Limited
Partnership's internal controls and a report dated February 1, 2000 on its compliance with laws and regulations applicable to the basic financial statements.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in this report (shown on pages 19-23) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Hurbell I Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

February 1, 2000

                          Independent Auditor's Report

Partners

Kimberton Apartments Associates
Indianapolis, IN

We have audited the accompanying statement of financial position of Kimberton Apartments Associates, FHA Project No.032-44013-LD, A Limited Partnership, as of December 31, 1999, and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kimberton Apartments Associates at December 31, 1999, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Armacost & Osborne LLP
Bethesda, Maryland
February 10, 2000

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

Armacost & Osborne LLP
Bethesda, Maryland
February 12, 1999

                          Independent Auditors' Report

To the Partners
Rodeo Drive Limited Partnership
Indianapolis, Indiana

We have audited the accompanying statement of financial position of Rodeo Drive Limited Partnership (a California limited partnership), FHA Project No. 122-44452-LDP, as of December 31, 1999, and the related statements of profit and loss, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rodeo Drive Limited Partnership as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership is in default on its loan agreement at December 31, 1999, as a result of nonpayment. The Partnership has reached an agreement with the lender, where as in satisfaction of the outstanding loan, the assets of the Partnership will be transferred to the lender in 2000. As a result of this transaction, the Partnership will not continue as a going concern. The financial statements do not include any adjustments that might result from the transfer of all assets to the lender in 2000.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 9, 2000 on our consideration of Rodeo Drive Limited Partnership's internal control and reports dated March 9, 2000 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

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

Hansen, Hunter & Company, P.C.
Portland, Oregon
March 9, 2000

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

Hansen, Hunter & Kibbee, P.C.
Portland, Oregon
January 20, 1999

                          Independent Auditor's Report

Partners

Windsor Apartments Associates
Indianapolis, IN

We have audited the accompanying statement of financial position of Windsor Apartments Associates, FHA Project No. 032-44012-LD-WAH-SUP, A Limited Partnership, as of December 31, 1999, and the related statements of profit and loss, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Apartments Associates at December 31, 1999, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Armacost & Osborne LLP
Bethesda, Maryland
February 10, 2000

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Apartments Associates as of December 31, 1998, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Armacost & Osborne LLP
Bethesda, Maryland
February 12, 1999

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENT OF FINANCIAL POSITION

                                   (in thousands)

                                December 31, 1999

                                     ASSETS

Cash and cash equivalents                       $       1,043
Accounts receivable, net (Note 2)                         824
Tenants' security deposits held in trust funds            335
Prepaid expenses and other assets                         156
Deferred finance costs                                     62
Mortgage escrow deposits                                3,788
Rental property, net (Notes 4, 5 and 10)               35,011

                                                $      41,219

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Accounts payable and accrued expenses          $      1,385
  Due to management agent - NHPMC (Note 9)                 45
  Accrued real estate taxes                               177
  Partner loans and accrued interest (Note 7)           1,863

                                                        3,470

Distributions payable                                      45

Tenants' security deposits payable                        322

Notes payable (Note 6)                                 15,906

Accrued interest on notes payable (Note 6)             18,616

Mortgage notes payable (Note 5)                        17,865

Partners' deficit                                     (15,005)

                                                 $     41,219

                   See notes to combined financial statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                   (in thousands)



                                                    Years Ended December 31,
                                                      1999            1998

REVENUE:

Rental income (Note 3)                              $ 11,556        $  12,789
Interest income                                          184              154
Other income                                             522              401
                                                      12,262           13,344
EXPENSES:

Administrative expenses                                1,045            1,268
Utilities and operating expenses                       4,066            4,499
Management   and  other  services  from  related         768              946
party (Note 9)
Salaries and related  benefits to related  party       1,335            1,492
(Note 9)
Depreciation and amortization                          1,899            2,218
Taxes and insurance                                    1,301            1,513
Financial expense - primarily interest (Note 5)          327              272
Interest on notes payable (Note 6 and 7)               1,882            2,123
Annual   partnership   administrative   fees  to         128              139
General Partner (Note 7)
Impairment loss on rental property (Note 10)             736              347
Other entity expenses                                      5               34
                                                      13,492           14,851

LOSS BEFORE EXTRAORDINARY ITEM                        (1,230)          (1,507)

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT
   OF DEBT                                                --            1,618

NET (LOSS) PROFIT                                   $ (1,230)       $     111

                   See notes to combined financial statements




                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT


                         National
                          Housing      The
                        Partnership  National      NHP           NHP
                        Realty Fund  Housing    Investment   Investment
                            Two     Partnership Partners I   Partners II     Total

Deficit  at  January 1,
1998                    $(23,530)    $  (468)    $ (1,060)     $  (64)     $(25,122)

Distributions                (67)         (1)          (3)         --           (71)

Net profit (loss)             46           8           58          (1)          111

Transfer of interest       5,251          78          250          --         5,579

Deficit at
 December 31, 1998       (18,300)       (383)        (755)        (65)      (19,503)

Distributions                (77)         (1)          (4)         --           (82)

Cumulative unpaid
  distributions              (43)         --           (2)         --           (45)

Net profit (loss)         (1,218)        (12)           8          (8)       (1,230)

Transfer of interest       5,533          59          263          --         5,855

Deficit at December
   31, 1999             $(14,105)    $  (337)     $ (490)       $ (73)     $ (15,005)

Percentage interest at
  December   31,  1998,
    and 1999                  (A)         (B)         (C)          (D)


(A) Holds a 94.5% limited partnership interest (98% with respect to allocation of losses) in seventeen Local Limited Partnerships.

(B) Holds a 1% general partnership interest in seventeen Local Limited Partnerships.

(C) Holds a 4.5% limited partnership interest (1% with respect to allocation of losses) in fourteen Local Limited Partnerships.

(D) Holds a 4.5% limited partnership interest (1% with respect to allocation of losses) in three Local Limited Partnerships.

                   See notes to combined financial statements




                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                            Years Ended December 31,
                                                 1999      1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Receipts:
    Rental receipts                           $ 11,473   $ 12,764
    Interest receipts                              245        158
    Other operating receipts                       481        444
    Tenant security deposits                        11          3
    Transfer of operating liability to new owner    14         --
    Entity receipts                                  1          1
    Total receipts                              12,225     13,370

   Disbursements:
    Administrative                                (943)      (865)
    Management fees                               (973)    (1,147)
    Utilities                                   (1,670)    (1,850)
    Salaries and wages                          (1,810)    (1,933)
    Operating and maintenance                   (1,848)    (2,365)
    Real estate taxes                             (591)      (674)
    Property insurance                            (295)      (401)
    Miscellaneous taxes and insurance             (428)      (458)
    Tenant security deposits                       (11)        (8)
    Other operating disbursements                 (151)      (262)
    Interest on mortgage                          (224)      (150)
    Mortgage insurance premium                     (79)      (114)
    Miscellaneous financial                        (13)       (13)
    Transfer of operating cash to new owner        (36)      (128)
    Entity disbursements
      Interest on notes payable                   (124)      (321)
      Miscellaneous disbursements                  (92)      (218)
    Total disbursements                         (9,288)   (10,907)

   Net cash provided by operating activities       2,937    2,463

CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in mortgage escrow accounts               49       (710)
   Proceeds from disposal of rental property        --        762
   Net purchase of fixed assets                 (1,712)    (1,110)
   Other investing                                 (76)       (31)

   Net cash used in investing activities        (1,739)     (1,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Mortgage principal payments                    (903)       (949)
   Proceeds from loans or notes payable              1         214
   Principal payments on loans or notes payable     --        (167)
   Distributions                                   (82)        (71)
   Payment in satisfaction of note payable
    and accrued interest                            --        (600)
   Other financing                                   7          --

   Net cash used in financing activities          (977)     (1,573)

                   See notes to combined financial statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                Years Ended December 31,
                                                     1999      1998

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     $   221   $   (199)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                             822      1,021

CASH AND CASH EQUIVALENTS, END OF YEAR            $ 1,043   $    822

RECONCILIATION OF NET (LOSS) PROFIT TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:

  Net (loss) profit                             $ (1,230)   $    111
  Adjustments to reconcile net (loss) profit to net cash provided by operating activities:

    Depreciation and amortization                  1,899       2,218
    Extraordinary gain on extinguishment of debt      --      (1,618)
    Impairment loss on rental properties             736         347
     Changes in operating assets and liabilities:
      Net tenant receivables                        (139)        (38)
      Accounts receivable - other                   (100)       (250)
      Accrued receivables                              7           8
      Prepaid expenses and other assets              (19)          6
      Cash restricted for tenants security
         deposits                                    (17)        (15)
      Accounts payable trade                         (68)        (48)
      Accrued liabilities                             54          59
      Accrued interest - notes payable             1,663       1,808
      Tenant security deposits held in trust          17          10
      Prepaid revenue                                 32          45
      Transfer of operating cash to new owner        (22)       (128)
      Entity liability accounts                      124         (52)

    Total adjustments                              4,167       2,352

NET CASH PROVIDED BY OPERATING ACTIVITIES       $  2,937    $  2,463


                   See notes to combined financial statements

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

      During 1985, the Partnership acquired limited partnership interests of 94.5% (98% with respect to losses) in twenty-one Local Limited Partnerships, nineteen of which were organized in 1984 to acquire and operate existing rental housing projects. The remaining two Local Limited Partnerships were formed in 1972 and 1973 to construct and operate rental housing projects. Eighteen of the Local Limited Partnerships were originally organized under Section 236 of the National Housing Act and three were originally organized under Section 221(d)(3)of the Act. As a limited partner in these Local Limited Partnerships, the Partnership does not exercise control or influence over the activities of the Local Limited Partnerships in accordance with the partnership agreements. As of December 31, 1999 and 1998, the Partnership continues to hold interests in fifteen and seventeen Local Limited Partnerships, respectively.

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

      NHP is also the sole general partner of NHP Investment Partners I and NHP Investment Partners III. NHP Investment Partners III, a limited partnership, holds a 4.5% limited partnership interest (1% with respect to losses) in Hurbell I Limited Partnership, Hurbell III Limited Partnership, and Hilltop Limited Partnerships. NHP Investment Partners I, a limited partnership, holds a 4.5% limited partnership interest (1% for allocation of losses) in the remaining fourteen Local Limited Partnerships (two of which were foreclosed on during 1999). Prior to the admittance of the Partnership into the Local Limited Partnerships, NHP Investment Partners I and NHP Investment Partners III held a 1% general partnership interest and 98% limited partnership interest in the Local Limited Partnerships.

      Basis of Combination

      The combined financial statements include the accounts of the following seventeen and twenty-one Local Limited Partnerships in which the Partnership holds a limited partnership interest during 1999 and 1998, respectively:

      Caroline Arms Limited Partnership
      Esbro Limited Partnership

      Gulfway Limited Partnership (interest lost June 29, 1998) Harold House Limited Partnership Hilltop Limited Partnership Hurbell I Limited Partnership Hurbell II Limited Partnership Hurbell III Limited Partnership Kimberton Apartments Associates Limited Partnership Mayfair Manor Limited Partnership Meadows Apartments Limited Partnership (interest lost December 1, 1999) Meadows East Apartments Limited Partnership (interest lost August 5, 1999) Menlo Limited Partnership (interest lost January 5, 1998) Park Avenue West I Limited Partnership Park Avenue West II Limited Partnership Rockwell Limited Partnership (interest lost June 29, 1998) Rodeo Drive Limited Partnership San Juan del Centro Limited Partnership Tinker Creek Limited Partnership (interest sold July 2, 1998) West Oak Village Limited Partnership Windsor Apartments Associates Limited Partnership

      Significant Accounting Policies

      The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Depreciation of buildings and improvements for fifteen of the Local Limited Partnerships is computed using the straight-line method assuming a 50-year life from the date of initial occupancy, whereas depreciation of buildings and improvements is computed using the straight-line method, assuming a 30-year life and 30% salvage value for one Local Limited Partnership. Depreciation for one Local Limited Partnership is computed using the straight-line method, assuming a 40-year life. Depreciation of equipment is calculated using accelerated methods over estimated useful lives of five to 27 years. Cash distributions are limited by the Regulatory Agreements between the partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. Deferred finance costs are amortized over the appropriate loan period on a straight-line basis.

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

      Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

2.    ACCOUNTS RECEIVABLE

      At December 31, 1999, accounts receivable consist of the following (in thousands):

       Net tenant receivables                    $     75
       Housing assistance receivable (see Note 3)     502
       Accrued interest receivable                     11
       Reserve releases receivable                    189
       Other receivables                               47

       Accounts receivable, net                   $   824

3.    HOUSING ASSISTANCE AGREEMENTS

      The Federal Housing Administration (FHA) has contracted with fourteen rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the respective Local Limited Partnerships on behalf of qualified tenants. Fourteen of the remaining Local Limited Partnership have an agreement in effect during 2000. The Local Limited Partnerships received a total of approximately $6,616,000 and $7,265,000 in the form of housing assistance payments during 1999 and 1998, respectively, which is included in "Rental Income" on the combined statements of operations.

      For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,731 units, 88 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

     All of the units (1,731 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2000. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

4.    RENTAL PROPERTY

      At December 31, 1999 rental property consists of the following (in thousands):

       Land                                    $      3,901
       Buildings and improvements                    54,255

                                                     58,156

       Less accumulated depreciation                (23,145)

       Rental property, net                     $    35,011

5.    MORTGAGE NOTES PAYABLE

      The mortgage notes payable are insured by FHA and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 3% to 8.5% per annum. However, FHA, under an interest reduction contract with the fourteen Section 236 properties, makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year terms of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lenders.

      Under agreements with the mortgage lenders and FHA, the Local Limited Partnerships are required to make monthly escrow deposits for taxes, insurance, and reserves for the replacement of project assets and are subject to restrictions as to operating policies, rental charges, operating expenditures, and distributions to partners.

      Approximate maturities of mortgage notes payable for the next five years and, thereafter, are as follows (in thousands):

                    2000                  $      866
                    2001                         932
                    2002                       1,004
                    2003                       1,081
                    2004                       1,164
              Thereafter                      12,818
                                           $  17,865

6.    NOTES PAYABLE

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

These notes mature as follows:

         Local Partnership        Due Date       Note Amount   Accrued Interest

     Rodeo Drive Limited
       Partnership           December 6, 1997*    $  2,470        $     --
     Esbro Limited
       Partnership           October 25, 1999*       1,204           1,689
     Mayfair Manor Limited
       Partnership           October 25, 1999*       1,654           2,384
     Hurbell II Limited
       Partnership           November 2, 1999*       1,502           2,049
     Hilltop Limited
       Partnership           November 2, 1999*         817           1,116
     Caroline Arms Limited
       Partnership           November 15, 1999*      1,561           2,361
     Harold House Limited
       Partnership           November 15, 1999*        599             907
     Hurbell I Limited
       Partnership           December 19, 1999*        608             822
     Hurbell III Limited
       Partnership           December 19, 1999*        688             938
     Park Avenue West I
        Limited Partnership  December 20, 1999*        744           1,007
     Park Avenue West II
        Limited Partnership  December 20, 1999*        554             751
     San Juan Del Centro
        Limited Partnership  December 20, 1999*      1,458           1,972
           Total Delinquent                         13,859          15,996

     West Oak Limited
        Partnership          November 30, 2013*      2,047           2,620

           Total Due                               $15,906         $18,616

        * Notes are in default.

      The West Oak Village Limited Partnership note bears interest at the rate of 9% per annum. The note is nonrecourse and is secured by a security interest in the Partnership's interest in the Local Limited Partnership. During 1997, the noteholders entered into an agreement with the Partnership, under which the maturity date of the note was extended until November 2013, assuming annual payments of interest are made to the noteholders. Under the terms of the agreement, payments are to be made equal to the annual interest at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. At any time prior to the note's maturity, the Partnership has the option to pay off the acquisition note at a discount equal to 70% of the property's annual scheduled rent but not less than $700,000. The required annual installment of interest for 1999, pursuant to the agreement with the noteholders, was not made. Accordingly, the Local Limited Partnership is currently in default on the required annual interest payments and the Partnership interests are subject to potential foreclosure. The Local Limited Partnership is actively attempting to sell its net assets.

Caroline Arms, Harold House, Hilltop, Hurbell I, Hurbell II, Hurbell III and San Juan Del Centro Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The notes were due November, 15, 1999, November 15, 1999, November 2, 1999, December 19, 1999, November 2, 1999, December 19, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Caroline Arms, Harold House, Hilltop and Hurbell I Local Limited Partnerships are all actively attempting to sell their respective net assets.

Rodeo Drive Limited Partnership note was executed by the respective Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note was a nonrecourse note secured by a security interest in all Partnership interests in the Local Limited Partnership. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The note was due December 6, 1997. The holder of the note demanded payment and an agreement was reached on December 11, 1998 whereby the interest of the Partnership is to be transferred to the note holder during January 2000. As a result of this transaction, the Local Limited Partnership will not continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of this transaction.

Esbro and Mayfair Manor Limited Partnership notes were executed by the respective Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by a security interest in all Partnership interests in the respective Local Limited Partnership. The notes were initially due on October 15, 1997. Effective February 16, 1998, both Esbro and Mayfair Manor Limited Partnerships executed Amended and Restated Promissory Notes for each of their respective notes. The Amended Notes extended the maturity of the notes to October 25, 1999. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. Subsequent to December 31, 1999, both Local Limited Partnerships received notice of demand for payment and the commencement of foreclosure proceedings. Such foreclosure is subject to HUD approval, which is pending. Continuation of both of the Local Limited Partnerships' operations in the present form is dependent on the outcome of these proceedings. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Esbro Limited Partnership is actively attempting to sell its net assets.

Park Avenue West I and II Limited Partnerships both have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The notes were both due December 20, 1999. The Local Limited Partnerships were notified of the default and as a result of the default not being cured the respective noteholders foreclosed on the Partnership's interests in full satisfaction of the notes effective January 14, 2000. The financial statements do not include any adjustments which might result from the outcome of these transactions.

7.    DUE TO PARTNERS

      The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of approximately $128,000 and $139,000 for the year ended December 31, 1999 and 1998, respectively. Payments of these fees are made to the General Partner without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1999 and 1998, the Local Limited Partnerships paid approximately $145,000 and $200,000, respectively. The balances owed to NHP for these fees were approximately $657,000 at December 31, 1999.

     During 1999 and 1998, the General Partner advanced approximately $1,000 and $214,000 to one and ten Local Limited Partnerships for insurance and entity expenses, including expenses incurred relating to potential sales or refinancing under the LIHPRHA program. The Local Limited Partnerships paid approximately $184,000 in loans during 1998 and approximately $123,000 in interest on these loans during 1998. No payments were made on the loans or interest during 1999. At December 31, 1999, approximately $1,863,000 of loans and accrued interest were owed to the General Partner. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999.

8.    FEDERAL AND STATE INCOME TAXES

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

9.    RELATED PARTY TRANSACTIONS

      An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by eleven and fifteen of the Local Limited Partnerships during 1999 and 1998, respectively. NHPMC and other affiliates of NCHP earned approximately $768,000 and $946,000 for management fees and other services provided to the Local Limited Partnerships during 1999 and 1998, respectively. As of December 31, 1999 and 1998, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to approximately $45,000 and $13,000, respectively.

      Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1999 and 1998, were approximately $1,335,000 and $1,492,000, respectively.

10.   IMPAIRMENT LOSS ON RENTAL PROPERTY

      The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

      The net assets of Hurbell I Limited Partnership are being actively marketed for sale. During 1999, Hurbell I Limited Partnership recognized an impairment loss on its rental property in the amount of approximately $736,000 based on the General Partner's estimated net sales value (estimated selling price of the net assets, less an estimated cost of disposition). The ultimate sales value or the success of a completed transaction to sell the Partnership's net assets cannot presently be determined.

      During 1998, Tinker Creek Limited Partnership recognized an impairment loss on its rental property in the amount of $347,000. The amount of the impairment loss is the amount by which the carrying value exceeds the fair value of the property. The fair value of the rental property was determined by the amount of the June 30, 1998 sale of approximately $1,785,000.

      Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1999. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

11.   DISPOSALS OF RENTAL PROPERTIES

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

      Meadows Apartments and Meadows East Apartments Limited Partnerships both had notes payable which were due on December 12, 1997. The Local Limited Partnerships did not have the resources to pay the amounts due. Effective August 5, 1999 and December 1, 1999, Meadows Apartments and Meadows East Apartments Limited Partnership notes were foreclosed upon. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Meadows Apartments and Meadows East Apartments to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

13.   GOING CONCERN

     Certain of the Local Partnership's notes payable are past due (see Note 6). Subsequent to December 31, 1999, the noteholders for certain of the Local Limited Partnerships foreclosed on the Partnership interests and the noteholders for certain other Local Limited Partnerships began foreclosure proceedings (Note
6). Continuation of the Local Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.