Form 10-Q/A
period 1999-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2000-05-19
CIK 762859

FORM 10-QSB/A--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report


                      U.S. Securities and Exchange Commission
                               Washington, D.C. 20549


                                   Form 10-QSB/A
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

(This document amends the Form 10-QSB for the quarter ended March 31, 1999, due to the correction of an accrual for interest on notes payable to the General Partner which was overstated for the three months ended March 31, 1999).

ITEM 1.     FINANCIAL STATEMENTS

a)
                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                          (A Maryland Limited Partnership)
                          Statement of Financial Position
                                    (Unaudited)

                                   March 31, 1999

                          ASSETS
    Cash and cash equivalents                              $    25,344
    Investments in and advances to Local Limited
       Partnerships (Note 2)                                 4,380,054
                                                           $ 4,405,398
        LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities
    Other accrued expenses                                 $    75,948
    Administrative and reporting fee payable to
       General Partner                                       1,246,391
    Notes payable to General Partner                         2,414,468
    Accrued interest on notes payable
       to General Partner                                    3,361,243
    Due to the General Partner                                  33,650
    Accrued interest on partner loans                            2,501

                                                             7,134,201
Partners' deficit
    General Partner-The National Housing
       Partnership (NHP)                                      (182,377)
   Original Limited Partner-1133 Fifteenth
      Street Two Associates                                   (187,277)
   Other Limited Partners-18,300 investment
      units                                                 (2,359,149)
                                                            (2,728,803)
                                                           $ 4,405,398

                   See Accompanying Notes to Financial Statements

b)
                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                          (A Maryland Limited Partnership)
                              Statements of Operations
                                    (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                            1999         1998
Revenues:
     Share of profits from Local Limited Partnership      $  57,777    $ 19,858
    Interest income                                            155         138
                                                            57,932      19,996
costs and expenses:
    Administrative and reporting fees to General
      Partner                                               34,312      34,312
    Interest on deferred acquisition notes
     to General Partner                                     60,362      60,362
   Interest on partner loans                                   800          --
   Other operating expenses                                 18,516      14,226
                                                           113,990     108,900
NET LOSS                                                 $ (56,058)   $(88,904)
ALLOCATION OF NET LOSS:
   General Partner - NHP                                 $    (560)   $   (889)
   Original Limited Partner - 1133 Fifteenth Street
     Two Associates                                           (560)       (889)
   Other limited partners - 18,300 investment units        (54,938)    (87,126)
                                                         $ (56,058)   $(88,904)
NET LOSS PER LIMITED PARTNERSHIP INTEREST                $      (3)   $     (5)

                   See Accompanying Notes to Financial Statements

c)
                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                          (A Maryland Limited Partnership)
                          Statements of Partner's Deficit
                                    (Unaudited)


                                       The National      1133
                                          Housing     Fifteenth      Other
                                        Partnership     Street      Limited
                                           (NHP)      Associates    Partners       Total

Deficit at December 31, 1998           $ (181,817)   $(186,717)   $(2,304,211) $(2,672,745)

Net loss - three months ended
   March 31, 1999                      $     (560)   $    (560)   $   (54,938) $   (56,058)

Deficit at March 31, 1999              $ (182,377)   $(187,277)   $(2,359,149) $(2,728,803)

Percentage interest at
   March 31, 1999                               1%           1%            98%         100%
                                               (A)          (B)            (C)

(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 18,300 investment units

                   See Accompanying Notes to Financial Statements

d)
                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                          (A Maryland Limited Partnership)
                              Statements of Cash Flow
                                    (Unaudited)


                                                              Three Months Ended
                                                                  March 31,
                                                                1999          1998

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                        $     155    $    138
   Operating expenses paid                                       (400)       (476)
   Net cash used in operating activities                         (245)       (338)
CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD              25,589      23,409
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  25,344    $ 23,071
RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:
     Net loss                                               $ (56,058)   $(88,904)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
      Share of profits from Local Limited Partnerships        (57,777)    (19,858)
      Increase in accrued interest on deferred
        acquisition notes                                      60,362      60,362
      Increase in accrued interest on Partner loans               800          --
      Increase in administrative and reporting fees
        payable                                                34,312      34,312
      Increase in other accrued expenses                       18,116      13,750
      Total adjustments                                        55,813      88,566
Net cash used in operating activities                       $    (245)   $   (338)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

The Partnership had a net loss of $56,058 for the three months ended March 31, 1999, compared to a net loss of $88,904 for the three months ended March 31, 1998. Net loss per unit of limited partnership decreased to $3 from $5 for the 18,300 units outstanding at March 31, 1999 and 1998, respectively. The decrease in net loss was primarily attributable to an increase in share of profits from Local Limited Partnerships. The Partnership did not recognize $236,665 of its allocated share of losses from sixteen Local Limited Partnerships for the three months ended March 31, 1999, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $332,374 between periods, primarily due to a decrease in rental income offset partially by a decrease in operating expenses.

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

                            PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

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



                                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                    (Registrant)


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships, its sole General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller


                                    Date: May 19, 2000