Form 10QSB/A
period 1999-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2000-05-19
CIK 762859

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

(This document amends the Form 10-QSB for the quarter ended June 30, 1999, due to the correction of an accrual for interest on notes payable to the General Partner which was originally overstated for the three months ended March 31, 1999 and adjusted during the three months ended June 30, 1999).

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

                                                            (2,646,690)

                                                           $ 4,414,800


                     See Accompanying Notes to Financial Statements

b)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                        (A Maryland Limited Partnership)

                            Statements of Operations

                                   (Unaudited)

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              1999        1998        1999        1998
Revenues:
  Share of profits from Local
     Limited Partnership                    $ 67,023    $ 77,752    $124,800   $  97,610
  Interest income                                161         182         316         320
  Interest income from Local
     Limited Partnership                     123,685          --     123,685          --
                                             190,869      77,934     248,801      97,930
costs and Expenses:
  Administrative and reporting fees
    to General Partner                        34,313      34,312      68,625      68,624
  Interest on deferred acquisition to
    General Partner                           60,361      60,361     120,723     120,723
  Interest on partner loans                      416          --       1,216          --
  Other operating expenses                    13,666      14,119      32,182      28,345
                                             108,756     108,792     222,746     217,692

Net income (loss)                           $ 82,113    $(30,858)   $ 26,055   $(119,762)
allocation of net income (loss):
  General Partner - NHP                     $    821    $   (309)   $    261   $  (1,198)
  Original Limited Partner - 1133
    Fifteenth Street Two Associates              821        (309)        261      (1,198)
  Other limited partners - 18,300
  Investment units                            80,471     (30,240)     25,533    (117,366)
                                            $ 82,113    $(30,858)   $ 26,055   $(119,762)
net income (loss) per limited partnership
  interest                                  $      4    $     (2)   $      1   $      (6)

                     See Accompanying Notes to Financial Statements

c)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                        (A Maryland Limited Partnership)

                         Statements of Partner's Deficit

                                   (Unaudited)

                                       The National     1133
                                          Housing     Fifteenth      Other
                                        Partnership   Street Two    Limited
                                           (NHP)      Associates    Partners       Total

Deficit at December 31, 1998            $(181,817)   $(186,717)   $(2,304,211) $(2,672,745)

Net income for the six months ended
   June 30, 1999                        $     261    $     261    $    25,533  $    26,055

Deficit at June 30, 1999                $(181,556)   $(186,456)   $(2,278,678) $(2,646,690)

Percentage interest at
   June 30, 1999                                1%           1%            98%         100%
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

(4)   SEGMENT INFORMATION

As defined in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", the Partnership has only one reportable segment. Due to the nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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