Form 10QSB
period 2000-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2000-05-19
CIK 762859

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

                   For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-14458

                    NATIONAL HOUSING  PARTNERSHIP REALTY FUND TWO
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

                         Statement of Financial Position

                                   (Unaudited)

                                 March 31, 2000

                                 (in thousands)

ASSETS

   Cash and cash equivalents                               $     1
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                  4,540
                                                           $ 4,541

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

   Accrued expenses                                        $    45
   Administrative and reporting fees payable to
      General Partner                                        1,248
   Notes payable to General Partner                          2,414
   Accrued interest on notes payable to General Partner      3,599
                                                             7,306

Partners' deficit

   General Partner -- The National Housing

      Partnership (NHP)                                       (183)
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                   (187)
   Other Limited Partners -- 18,258 investment
      units                                                 (2,395)
                                                            (2,765)
                                                           $ 4,541

b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                            Statements of Operations

                                   (Unaudited)

                        (in thousands, except unit data)

                                                        Three Months Ended
                                                             March 31,
                                                         2000        1999
REVENUES:

  Share of profits from Local Limited Partnerships    $    2      $   58
                                                           2          58

COSTS AND EXPENSES:
  Administrative and reporting fees to General            29          34
  Partner

  Interest on notes payable to General Partner            56          60
  Interest on partner loans                               --           1
  Other operating expenses                                12          19
                                                          97         114

Net loss                                              $  (95)     $  (56)

ALLOCATION OF NET LOSS:
  General Partner - NHP                               $   (1)     $   (1)
  Original Limited Partner - 1133
   Fifteenth Street Two Associates                        (1)         (1)
  Other limited partners                                 (93)        (54)
                                                      $  (95)     $  (56)

NET LOSS PER LIMITED PARTNERSHIP INTEREST             $   (5)     $   (3)


c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                         Statement of Partner's Deficit

                                   (Unaudited)

                                 (in thousands)


                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Two      Limited
                                     (NHP)      Associates     Partners        Total

Deficit at December 31, 1999        $ (182)      $ (186)       $(2,302)      $(2,670)

Net loss - three months ended
   March 31, 2000                       (1)          (1)           (93)          (95)

Deficit at March 31, 2000           $ (183)      $ (187)       $(2,395)      $(2,765)

Percentage interest at
   March 31, 2000                       1%           1%            98%          100%
                                        (A)          (B)            (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 18,258 investment units


d)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                        (A Maryland Limited Partnership)

                            Statements of Cash Flows

                                   (Unaudited)

                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Operating expenses paid                                     $   (1)      $   (1)
      Net cash used in operating activities                         (1)          (1)

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (1)          (1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     2           26

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    1       $   25

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                   $  (95)      $  (56)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
     Share of profits from Local Limited Partnerships               (2)         (58)
CHANGE IN OTHER OPERATING ASSETS AND LIABILITIES:
     Accrued interest on notes payable to General
         Partner                                                    56           60
     Administrative and reporting fees payable to General
         Partner                                                    29           34
     Accrued expenses                                               11           19

        Total adjustments                                           94           55

Net cash used in operating activities                           $   (1)      $   (1)



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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 18,300 interests at a price of $1,000 per unit. During 1985, the sale of interests was closed after the sale of 18,300 interests to limited partners. Apartment Investment and Management Company ("AIMCO") and its affiliates ultimately control the General Partner. The original Limited Partner of the Partnership is 1133 Fifteenth Street Two Associates, whose limited partners were key employees of the general partner of NHP at the time the Partnership was formed. The general partner of 1133 Fifteenth Street Two Associates is NHP.

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

Certain reclassifications have been made to the 1999 information to conform with the 2000 presentation.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships:
Meadows Apartments Limited Partnership, Esbro Limited Partnership, Rodeo Drive Limited Partnership, Menlo Limited Partnership, Mayfair Manor Limited Partnership, Hurbell I Limited Partnership, Hurbell II Limited Partnership, Hurbell III Limited Partnership, Tinker Creek Limited Partnership, Rockwell Limited Partnership, Meadows East Apartments Limited Partnership, Kimberton Apartments Limited Partnership, San Juan del Centro Limited Partnership, Gulfway Limited Partnership, Caroline Arms Limited Partnership, Hilltop Limited Partnership, Harold House Limited Partnership, Park Avenue West I Limited Partnership, West Oak Village Limited Partnership, Park Avenue West II Limited Partnership, and Windsor Apartments Associates Limited Partnership. During 1998, the Partnership's interest in Gulfway Limited Partnership, Menlo Limited Partnership and Rockwell Limited Partnership were foreclosed upon and Tinker Creek Limited Partnerhsip sold its property. During 1999, the Partnership's interest in Meadows East Apartments Limited Partnership and Meadows Apartments Limited Partnership were foreclosed upon. During the first quarter of 2000, the Partnership's interest in Esbro Limited Partnership, Mayfair Manor Limited Partnership, Park Avenue West I Limited Partnership, Park Avenue West II Limited Partnership, and Rodeo Drive Limited Partnership was foreclosed upon.

Meadows Apartments and Meadows East Apartments Limited Partnerships both had notes payable which were due on December 12, 1997. The Local Limited Partnerships did not have the resources to pay the amounts due. Effective August 5, 1999 and December 1, 1999, Meadows Apartments and Meadows East Apartments Limited Partnership notes were foreclosed upon. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Meadows Apartments and Meadows East Apartments to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships.

Esbro, Mayfair Manor, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnership all had notes payable which were due October 15, 1997, October 15, 1997, December 20, 1999, December 20, 1999 and December 6, 1997, respectively. The Local Limited Partnerships did not have the resources to pay the amounts due. During January 2000, the holders of the notes payable relating to Esbro, Mayfair Manor, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnership properties exercised their remedies under the security agreement with respect to such note payable, and were substituted as the sole limited partner of the applicable Local Limited Partnership in place of the Partnership and such note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Esbro, Mayfair Manor, Park Avenue West I, Park Avenue West II and Rodeo Drive to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income through the date of foreclosure will be generated and allocated to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

In addition Caroline Arms, Harold House, Hilltop, Hurbell I, Hurbell II, Hurbell III, and San Juan Del Cantro Limited Partnerships all have notes payable which are currently in default and accordingly, the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of the respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $320,000 and $205,000 of losses from nine and seventeen Local Limited Partnerships during the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000, the Partnership's share of profits in two Local Limited Partnerships in the amount of approximately $13,000 was offset against prior year losses not taken. As of March 31, 2000, the Partnership has not recognized approximately $8,999,000 of its allocated cumulative share of losses from seven Local Limited Partnerships in which its investment has been reduced to zero. The Partnership's allocated cumulative share of losses in the five Local Limited Partnerships foreclosed on during the three months ended March 31, 2000 was $9,912,000.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships for the three months ended March 31, 2000 and 1999. During 1993, the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

Advances to the Local Limited Partnership remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan Bank prime rate plus 2% (10.83% at March 31, 2000). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from the sale or refinancing of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

The following are combined statements of operations for the three months ended March 31, 2000 and 1999, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS

                                                Three Months Ended
                                                    March 31,
                                                2000          1999
                                                  (in thousands)

Rental income                                $  1,986       $  2,938
Other income                                       66            109
   Total income                                 2,052          3,047

Operating expenses                              1,395          1,901
Interest, taxes, and insurance                    567            853
Depreciation                                      400            473

   Total expense                                2,362          3,227

Net loss                                    $    (310)      $   (180)

National Housing Partnership

   Realty Fund Two share of losses          $    (305)      $   (179)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the three month periods ended March 31, 2000 and 1999, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $29,000 and $34,000, respectively for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $1,248,000 at March 31, 2000.

No working capital advances or repayments were made during the three months ended March 31, 2000 and 1999.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)   NOTES PAYABLE

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

(5) SEGMENT INFORMATION

The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(6) LEGAL PROCEEDINGS

In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provided compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with the investigations and do not believe that the investigations will result in a material adverse impact on their operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

(7)   GOING CONCERN

The  Partnership's  note  payable and certain of the Local  Partnership's  notes payable are past due (see Notes 2 and 4). Continuation of the Local Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

Liquidity and Capital Resources

As of March 31, 2000, the Partnership retained an interest in ten of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the three months ended March 31, 2000 and 1999.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in seven of the remaining ten Local Limited Partnerships had been reduced to zero as of March 31, 2000. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. No cash distributions from Local Limited Partnerships were received during the three months ended March 31, 2000 and 1999. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Net cash used in operations for both the three months ended March 31, 2000 and 1999 was approximately $1,000.

Cash and cash equivalents amounted to approximately $1,000 at March 31, 2000 as compared to approximately $2,000 at December 31, 1999. The decrease in cash and cash equivalents is due to cash used in operating activities. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at March 31, 2000 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 2000 plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner approximately $1,248,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

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

Esbro, Mayfair Manor, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnership all had notes payable which were due October 15, 1997, October 15, 1997, December 20, 1999, December 20, 1999 and December 6, 1997, respectively. The Local Limited Partnerships did not have the resources to pay the amounts due. During January 2000, the holders of the notes payable relating to Esbro, Mayfair Manor, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnership properties exercised their remedies under the security agreement with respect to such note payable, and were substituted as the sole limited partner of the applicable Local Limited Partnership in place of the Partnership and such note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Esbro, Mayfair Manor, Park Avenue West I, Park Avenue West II and Rodeo Drive to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income through the date of foreclosure will be generated and allocated to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

Meadows Apartments and Meadows East Apartments Limited Partnerships both had notes payable which were due on December 12, 1997. The Local Limited Partnerships did not have the resources to pay the amounts due. Effective August 5, 1999 and December 1, 1999, Meadows Apartments and Meadows East Apartments Limited Partnership properties were foreclosed upon. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Meadows Apartments and Meadows East Apartments to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

The Partnership invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At March 31, 2000, the Partnership continued to hold an interest in ten Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of March 31, 2000, the Partnership had no carrying basis in seven of the Local Limited Partnerships and therefore reflected no results of operations, for its share of losses for these Local Limited Partnerships.

The Partnership had a net loss of approximately $95,000 for the three months ended March 31, 2000, compared to a net loss of approximately $56,000 for the three months ended March 31, 1999. Net loss per unit of limited partnership increased to $(5) from $(3) for the 18,258 and 18,300 units outstanding at March 31, 2000 and 1999, respectively. The increase in net loss was primarily attributable to a decrease in the share of profits from Local Limited Partnerships. The Partnership did not recognize approximately $320,000 of its allocated share of losses from nine Local Limited Partnerships for the three months ended March 31, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. In addition the Partnership did not recognize approximately $13,000 of its allocated share of profits from two of the Local Limited Partnerships for the three months ended March 31, 2000 as the Partnership had cumulative unrecognized losses with respect to these two Local Limited Partnerships. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $115,000 between periods. The decrease is primarily the result of the loss of the Partnership's interests in the Meadows Apartments and Meadows East Apartments Limited Partnerships in 1999 and Esbro, Mayfair, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnerships during the three months ended March 31, 2000 due to foreclosures.

                           PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provided compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with the investigations and do not believe that the investigations will result in a material adverse impact on their operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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