Form 10QSB
period 2000-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2000-08-14
CIK 762859

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

                    For the quarterly period ended June 30, 2000


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

                          55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29601
                      (Address of principal executive offices)

                                 (864) 239-1000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been  subject to such filing  requirements  for the past 90 days.  Yes X
No___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)
                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                         Statement of Financial Position

                                   (Unaudited)

                                  June 30, 2000

                                 (in thousands)

ASSETS

   Investments in and advances to Local Limited
      Partnerships (Note 2)                                      $ 4,563


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

   Accrued expenses                                              $    35
   Administrative and reporting fees payable to
      General Partner                                              1,256
   Notes payable to General Partner                                2,414
   Accrued interest on notes payable to General Partner            3,659
                                                                   7,364
Partners' deficit

   General Partner -- The National Housing

      Partnership (NHP)                                             (183)
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                         (187)
   Other Limited Partners -- 18,258 investment
      units                                                       (2,431)
                                                                  (2,801)
                                                                 $ 4,563

                   See Accompanying Notes to Financial Statements


b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                            Statements of Operations

                                   (Unaudited)

                        (in thousands, except unit data)


                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              2000        1999        2000        1999
Revenues:
  Share of profits from Local

     Limited Partnership                    $   27        $   67      $   29     $   125
  Distributions in excess of investment
    in Local Limited Partnership                34            --          34          --
  Interest income from Local
     Limited Partnership                        --           124          --         124
                                                61           191          63         249
costs and Expenses:
  Administrative and reporting fees
    to General Partner                           7            35          36          69
  Interest on notes payable to
    General Partner                             61            60         117         121
  Interest on partner loans                     --            --          --           1
  Other operating expenses                      29            14          41          32
                                                97           109         194         223

Net income (loss)                          $   (36)      $    82     $  (131)    $    26

allocation of net income (loss):
  General Partner - NHP                    $    --       $     1     $    (1)    $    --
  Original Limited Partner - 1133
    Fifteenth Street Two Associates             --             1          (1)         --
  Other limited partners -
  Investment units                             (36)           80        (129)         26
                                           $   (36)      $    82     $  (131)    $    26
net income (loss) per limited partnership
  interest                                 $    (2)      $     4     $    (7)    $     1


                      See Accompanying Notes to Financial Statements

c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                         Statement of Partners' Deficit

                                   (Unaudited)

                                 (in thousands)

                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Two      Limited
                                     (NHP)      Associates     Partners        Total

Deficit at December 31, 1999        $ (182)      $ (186)       $(2,302)      $(2,670)

Net loss - six months ended
   June 30, 2000                        (1)          (1)          (129)         (131)

Deficit at June 30, 2000            $ (183)      $ (187)       $(2,431)      $(2,801)

Percentage interest at
   June 30, 2000                        1%           1%            98%          100%
                                        (A)          (B)            (C)


(A)   General Partner
(B)   Original Limited Partner

(C)   Consists of 18,258 investment units

                   See Accompanying Notes to Financial Statements

d)
                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                        (A Maryland Limited Partnership)

                            Statements of Cash Flows

                                   (Unaudited)

                                 (in thousands)

                                                                 Six Months Ended
                                                                     June 30,

                                                                2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Operating expenses paid                                  $    (41)     $   (48)
   Interest income received from Local Limited                    --          124
      Partnership

   Distributions received in excess of investment in
     Local Limited Partnership                                    34           --
   Payment of administrative reporting fees to General
      Partner                                                     --          (97)
   Payment of interest on partner loans                           --           (3)

   Net cash used in operating activities                          (7)         (24)

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of advances from General Partner                     --          (34)

Cash flows from investing activities
   Distributions from Local Limited Partnership                    5           61

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (2)           3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   2           26

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $     --     $     29

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN
   OPERATING ACTIVITIES:
     Net (loss) income                                      $   (131)    $     26
     Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
      Share of profits from Local Limited Partnerships           (29)        (125)
      Increase in accrued interest on deferred
        acquisition notes                                        117          121
      Decrease in accrued interest on Partner loans               --           (1)
      (Decrease) increase in administrative and
        reporting fees payable                                    36          (29)
      (Decrease) increase in other accrued expenses               --          (16)

      Total adjustments                                          124          (50)

Net cash used in operating activities                       $     (7)    $    (24)

                   See Accompanying Notes to Financial Statements

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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 18,300 interests at a price of $1,000 per unit. During 1985, the sale of interests was closed after the sale of 18,300 interests to limited partners. Apartment Investment and Management Company ("AIMCO") and its affiliates ultimately control the General Partner. The original Limited Partner of the Partnership is 1133 Fifteenth Street Two Associates, whose limited partners were key employees of the general partner of NHP at the time the Partnership was formed. NHP is the general partner of 1133 Fifteenth Street Two Associates.

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

Esbro, Mayfair Manor, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnership all had notes payable which were due October 15, 1997, October 15, 1997, December 20, 1999, December 20, 1999 and December 6, 1997, respectively. The Local Limited Partnerships did not have the resources to pay the amounts due. During January 2000, the holders of the notes payable relating to Esbro, Mayfair Manor, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnership properties exercised their remedies under the security agreement with respect to such notes payable, and were substituted as the sole limited partner of the applicable Local Limited Partnership in place of the Partnership and such note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Esbro, Mayfair Manor, Park Avenue West I, Park Avenue West II and Rodeo Drive to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income through the date of foreclosure will be generated and allocated to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $367,000 and $443,000 of losses from ten and thirteen Local Limited Partnerships during the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000, the Partnership's share of profits in one Local Limited Partnerships in the amount of approximately $25,000 was offset against prior years' losses not taken. As of June 30, 2000, the Partnership has not recognized approximately $9,034,000 of its allocated cumulative share of losses from seven Local Limited Partnerships in which its investment has been reduced to zero. The Partnership's allocated cumulative share of losses in the five Local Limited
Partnerships foreclosed on during the six months ended June 30, 2000 was approximately $9,212,000.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships for the six months ended June 30, 2000 and 1999. During 1993, the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

Advances to the Local Limited Partnership remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan Bank prime rate plus 2% (11.50% at June 30, 2000). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from the sale or refinancing of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

The following are combined statements of operations for the three and six months ended June 30, 2000 and 1999, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS

                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                          2000         1999           2000         1999
                                           (in thousands)            (in thousands)

Rental income                          $  1,940      $  2,964     $  3,927     $  5,902
Other income                                 89           116          155          225
   Total income                           2,029         3,080        4,082        6,127

Operating expenses                        1,161         1,831        2,556        3,732
Interest, taxes, and insurance              484           813        1,051        1,666
Depreciation                                391           486          791          959

   Total expense                          2,036         3,130        4,398        6,357

Net loss                              $      (7)     $    (50)    $   (316)    $   (230)

National Housing Partnership
   Realty Fund Two share of losses    $      (8)     $    (55)    $   (313)    $   (234)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the six month periods ended June 30, 2000 and 1999, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $36,000 and $69,000, respectively, for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $1,256,000 at June 30, 2000.

No working capital advances or repayments were made during the six months ended June 30, 2000. During the six months ended June 30, 1999, the Partnership paid the General Partner approximately $34,000 and $3,000 for repayment of a working capital advance and accrued interest on the advance, respectively.

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

Liquidity and Capital Resources

As of June 30, 2000, the Partnership retained an interest in ten of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the six months ended June 30, 2000. During the six months ended June 30, 1999, the Partnership paid the General Partner approximately $34,000 and $3,000 for repayment of a working capital advance and accrued interest on the advance, respectively.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in seven of the remaining ten Local Limited Partnerships had been reduced to zero as of June 30, 2000. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. Cash distributions of approximately $5,000 and $61,000 from Local Limited Partnership were received during the six months ended June 30, 2000 and 1999, respectively. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations. One of these investments, Harold House Limited Partnership, has a deferred acquisition note that is in default. If the holder of the deferred acquisition note exercises its option of foreclosure (see discussion below), this investment will be reduced to zero.

Net cash used in operations for the six months ended June 30, 2000 and 1999 was approximately $7,000 and $24,000, respectively.

The Partnership has no cash and cash equivalents at June 30, 2000 as compared to approximately $2,000 at December 31, 1999. The decrease in cash and cash equivalents is due to cash used in operating activities and was partially offset by distributions from Local Limited Partnership. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at June 30, 2000 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 2000 plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner approximately $1,256,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Each Local  Limited  Partnership,  with the  exception of  Kimberton  Apartments
Associates Limited Partnership and Windsor Apartments Associates Limited Partnership in which the Partnership currently holds an interest, has a note payable due to the original owner of each Property. With the exception of West Oak Village Limited Partnership, these notes are all past due and are currently in default. West Oak Village Limited Partnership is currently in default due to non-payment of required annual interest payments for 1999 (see below). The notes related to Kimberton Apartments Associates and Windsor Apartments Associates of approximately $1,254,000 and $1,160,000, respectively, are collateralized by the Partnership's interest in these two Local Limited Partnerships and were due on October 24, 1999. The Partnership is currently in default on these notes and has received notification from the holders of the notes of their intent to initiate foreclosure proceedings. These notes are secured by both the Partnership's and NHP's interests in the applicable Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

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

Results of Operations

The Partnership invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At June 30, 2000, the Partnership continued to hold an interest in ten Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of June 30, 2000, the Partnership had no carrying basis in seven of the Local Limited Partnerships and therefore reflected no results of operations, for its share of losses for these Local Limited Partnerships.

The Partnership had a net loss of approximately $131,000 for the six months ended June 30, 2000, compared to net income of approximately $26,000 for the six months ended June 30, 1999. The Partnership had a net loss of approximately $36,000 for the three months ended June 30, 2000, compared to net income of approximately $82,000 for the three months ended June 30, 1999. Net (loss) income per unit of limited partnership is $(7) compared to $1 for the 18,285 and 18,300 units outstanding at June 30, 2000 and 1999, respectively. The increase in net loss was primarily attributable to decreases in the share of profits from Local Limited Partnerships and interest income from Local Limited Partnerships partially offset by an increase in distributions in excess of investment in Local Limited Partnerships and decreases in costs and expenses. The Partnership did not recognize approximately $367,000 of its allocated share of losses from ten Local Limited Partnerships for the six months ended June 30, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. In addition the Partnership did not recognize approximately $25,000 of its allocated share of profits from one of the Local Limited Partnerships for the six months ended June 30, 2000 as the Partnership had cumulative unrecognized losses with respect to that one Local Limited
Partnerships. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $76,000 between periods. The decrease is primarily the result of the loss of the Partnership's interests in the Meadows Apartments and Meadows East Apartments Limited Partnerships in 1999 and Esbro, Mayfair, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnerships during the six months ended June 30, 2000 due to foreclosures.

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

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                                    Date: August 14, 2000