Form 10QSB
period 2000-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2000-11-14
CIK 762859

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

                 For the quarterly period ended September 30, 2000


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

                               September 30, 2000
                                   (in thousands)


ASSETS
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                           $ 2,204


LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Accrued expenses                                                    $   45
   Administrative and reporting fees payable to General
      Partner                                                           1,271
   Notes payable to General Partner                                     1,160
   Accrued interest on notes payable to General Partner                 1,777
                                                                        4,253

Partners' deficit
   General Partner -- The National Housing Partnership (NHP)             (176)
   Original Limited Partner -- 1133 Fifteenth Street Two
      Associates                                                         (180)
   Other Limited Partners -- 18,258 investment units                   (1,693)
                                                                       (2,049)
                                                                      $ 2,204


                   See Accompanying Notes to Financial Statements

b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                          (in thousands, except unit data)


                                                 Three Months Ended       Nine Months Ended
                                                   September 30,            September 30,
                                                 2000         1999        2000        1999
Revenues:
  Share of profits from Local Limited
     Partnership                                  $   4        $ 60        $  34       $ 185
  Distributions in excess of investment
     in Local Limited Partnership                    21          --           55          --
  Interest income from Local Limited
     Partnership                                     --          --           --         124
                                                     25          60           89         309
Costs and Expenses:
  Administrative and reporting fees to
     General Partner                                 16          34           52         103
  Interest on notes payable to General
     Partner                                         39          61          157         182
  Interest on partner loans                          --          --           --           1
  Other operating expenses                           31          20           72          52
                                                     86         115          281         338

Loss before extraordinary gain                      (61)        (55)        (192)        (29)
Extraordinary gain on loss of investment in
  Local Limited Partnership                         813          --          813          --

Net income (loss)                                $  752       $ (55)       $ 621       $ (29)

Allocation of net income (loss):
  General Partner - NHP                           $   7        $ (1)        $  6        $ --
  Original Limited Partner - 1133
     Fifteenth Street Two Associates                  8          (1)           6          --
  Other limited partners' investment units          737         (53)         609         (29)

                                                 $  752       $ (55)       $ 621       $ (29)
Net income (loss) per limited partnership
  interest                                      $ 40.37     $ (2.90)    $ 33.36      $ (1.58)

                   See Accompanying Notes to Financial Statements

c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                         Statement of Partners' Deficit
                                   (Unaudited)
                                   (in thousands)



                                   The National      1133
                                     Housing      Fifteenth       Other
                                   Partnership    Street Two     Limited
                                      (NHP)       Associates     Partners        Total

Deficit at December 31, 1999          $(182)        $ (186)      $(2,302)       $(2,670)

Net income - nine months ended
   September 30, 2000                     6              6           609            621

Deficit at September 30, 2000         $(176)        $ (180)      $(1,693)       $(2,049)

Percentage interest at
   September 30, 2000                    1%              1%           98%          100%
                                         (A)            (B)           (C)

(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 18,258 investment units

                   See Accompanying Notes to Financial Statements

d)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A Maryland Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)
                                   (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Operating expenses paid                                        $  (62)          $ (75)
  Interest income received from Local Limited
   Partnership                                                       --             124
  Distributions received in excess of investment in
   Local Limited Partnership                                         55              --
  Payment of administrative reporting fees to General
   Partner                                                           --             (97)
  Payment of interest on partner loans                               --              (3)

        Net cash used in operating activities                        (7)            (51)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from General Partner                         --             (34)

Cash flows from investing activities:
  Distributions from Local Limited Partnership                        5              62

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (2)            (23)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      2              26

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ --            $  3

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net income (loss)                                              $ 621           $ (29)
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Share of profits from Local Limited Partnerships               (34)           (185)
     Extraordinary gain on loss of investment in Local
      Limited Partnership                                          (813)             --
     Increase in accrued interest on deferred
      acquisition notes                                             157             182
     Decrease in accrued interest on Partner loans                   --              (2)
     (Decrease) increase in administrative and
      reporting fees payable                                         52               6
     Increase (decrease) in other accrued expenses                   10             (23)

        Total adjustments                                          (628)            (22)

Net cash used in operating activities                             $  (7)          $ (51)

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships:
Meadows Apartments Limited Partnership, Esbro Limited Partnership, Rodeo Drive Limited Partnership, Menlo Limited Partnership, Mayfair Manor Limited Partnership, Hurbell I Limited Partnership, Hurbell II Limited Partnership, Hurbell III Limited Partnership, Tinker Creek Limited Partnership, Rockwell Limited Partnership, Meadows East Apartments Limited Partnership, Kimberton Apartments Limited Partnership, San Juan del Centro Limited Partnership, Gulfway Limited Partnership, Caroline Arms Limited Partnership, Hilltop Limited Partnership, Harold House Limited Partnership, Park Avenue West I Limited Partnership, West Oak Village Limited Partnership, Park Avenue West II Limited Partnership, and Windsor Apartments Associates Limited Partnership. During 1998, the Partnership's interest in Gulfway Limited Partnership, Menlo Limited Partnership and Rockwell Limited Partnership were foreclosed upon and Tinker Creek Limited Partnership sold its property. During 1999, the Partnership's interest in Meadows East Apartments Limited Partnership and Meadows Apartments Limited Partnership were foreclosed upon. During the first quarter of 2000, the Partnership's interest in Esbro Limited Partnership, Mayfair Manor Limited Partnership, Park Avenue West I Limited Partnership, Park Avenue West II Limited Partnership, and Rodeo Drive Limited Partnership was foreclosed upon. During the third quarter of 2000, the Partnership's interest in Kimberton Apartments Limited Partnership and Hilltop Limited Partnership was foreclosed upon.

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

Hilltop Limited Partnership had a note payable which was due on November 2, 1999. The Local Limited Partnership did not have the resources to pay the amount due. Effective August 9, 2000, Hilltop Limited Partnership's note was foreclosed upon. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Hilltop Limited Partnership to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership. In addition Caroline Arms, Harold House, Hurbell I, Hurbell II, Hurbell III, and San Juan Del Cantro Limited Partnerships all have notes payable which are currently in default and accordingly, the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of the respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $298,000 and $517,000 of losses from nine and twelve Local Limited Partnerships during the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, the Partnership's share of profits in two Local Limited Partnerships in the amount of approximately $77,000 was offset against prior years' losses not taken. As of September 30, 2000, the Partnership has not recognized approximately $7,119,000 of its allocated cumulative share of losses from seven Local Limited Partnerships in which its investment has been reduced to zero. The Partnership's allocated cumulative share of losses in the five Local Limited Partnerships, of which the investment account had been reduced to zero, that were foreclosed on during the nine months ended September 30, 2000 was approximately $11,006,000.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships for the nine months ended September 30, 2000 and 1999. During 1993, the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

Advances to the Local Limited Partnership remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan Bank prime rate plus 2% (11.50% at September 30, 2000). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from the sale or refinancing of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

The following are combined statements of operations for the three and nine months ended September 30, 2000 and 1999, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS


                                         Three Months Ended         Nine Months Ended
                                           September 30,              September 30,
                                         2000         1999          2000         1999
                                           (in thousands)            (in thousands)

Rental income                          $ 1,674       $ 2,812      $ 5,601      $ 8,714
Other income                                57           143          212          368
      Total income                       1,731         2,955        5,813        9,082

Operating expenses                       1,011         1,761        3,567        5,493
Interest, taxes, and insurance             242           769        1,293        2,435
Depreciation                               346           422        1,137        1,382
      Total expense                      1,599         2,952        5,997        9,310

Net income (loss)                       $  132          $  3       $ (184)      $ (228)

National Housing Partnership
  Realty Fund Two share of income
  (loss)                                 $  69         $  --       $ (186)      $ (233)

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the nine month periods ended September 30, 2000 and 1999, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $52,000 and $103,000, respectively, for services provided to the Partnership. The Partnership paid $97,000 to the General Partner for these fees during the nine months ended September 30, 1999. No payments have been made during the nine months ended September 30, 2000. The amount of fees due to the General Partner by the Partnership was approximately $1,271,000 at September 30, 2000.

No working capital advances or repayments were made during the nine months ended September 30, 2000. Subsequent to September 30, 2000, a working capital advance of $25,000 was made by the General Partner to the Partnership to pay operating expenses of the Partnership. During the nine months ended September 30, 1999, the Partnership paid the General Partner approximately $34,000 and $3,000 for repayment of a working capital advance and accrued interest on the advance, respectively.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)   NOTES PAYABLE

On July 24, 2000, the holder foreclosed on the note payable by the Partnership which was collaterized by its interest in Kimberton Apartments Associates Limited Partnership. The holder of the note was NHP, the general partner of the Partnership and an affiliated party. As a result of this transaction, The Partnership lost its interest in the Local Limited Partnership. The Partnership recognized an extraordinary gain on the loss of its investment in this Local Limited Partnership of approximately $813,000. The gain was comprised of the write off of the note payable principal and accrued interest offset by the Partnership's investment account balance in the Local Limited Partnership as of the foreclosure date. With the loss of the Partnership's interest in Kimberton Apartments Associates Limited Partnership to the note holder, the Partnership will not receive any future benefits from the Local Limited Partnership.

The remaining note payable by the Partnership bears simple interest at a rate of 10% per annum. The note is payable to NHP in the same amount and same terms as the note executed by NHP to the former project owner, is nonrecourse, and is collaterized by the Partnership's interest in Windsor Apartments Associates Limited Partnership. The note was due on October 24, 1999. The Partnership is currently in default on this note and has received notification from the holder of the note of their intent to initiate foreclosure proceedings.

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

Liquidity and Capital Resources

As of September 30, 2000, the Partnership retained an interest in eight of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 2000. Subsequent to September 30, 2000, a working capital advance of $25,000 was made by the General Partner to the Partnership to pay operating expenses of the Partnership. During the nine months ended September 30, 1999, the Partnership paid the General Partner approximately $34,000 and $3,000 for repayment of a working capital advance and accrued interest on the advance, respectively.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in seven of the remaining nine Local Limited Partnerships had been reduced to zero as of September 30, 2000. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. Cash distributions of approximately $5,000 and $62,000 from Local Limited Partnership were received during the nine months ended September 30, 2000 and 1999, respectively. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations. One of these investments, Harold House Limited Partnership, has a deferred acquisition note that is in default. If the holder of the deferred acquisition note exercises its option of foreclosure (see discussion below), this investment will be reduced to zero.

Net cash used in operations for the nine months ended September 30, 2000 and 1999 was approximately $7,000 and $51,000, respectively.

The Partnership has no cash and cash equivalents at September 30, 2000 as compared to approximately $2,000 at December 31, 1999. The decrease in cash and cash equivalents is due to cash used in operating activities which was partially offset by distributions from Local Limited Partnership. The ability of the Partnership to meet its on-going cash requirements at September 30, 2000 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at September 30, 2000 plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner approximately $1,271,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Each Local Limited Partnership, with the exception of Windsor Apartments Associates Limited Partnership in which the Partnership currently holds an interest, has a note payable due to the original owner of each Property. With the exception of West Oak Village Limited Partnership, these notes are all past due and are currently in default. West Oak Village Limited Partnership is currently in default due to non-payment of required annual interest payments for 1999 (see below). The note related to Windsor Apartments Associates of approximately $1,160,000 is collateralized by the Partnership's interest in this Local Limited Partnership and was due on October 24, 1999. The Partnership is currently in default on this note and has received notification from the holder of the note of their intent to initiate foreclosure proceedings. On July 24, 2000, the holder of the note collaterized by the Partnership's interest in Kimberton Apartments Associates Limited Partnership forclosed on the note (see below). These notes are secured by both the Partnership's and NHP's interests in the applicable Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

The West Oak Village Limited Partnership note bears interest at the rate of 9% per annum. The note is nonrecourse and is secured by a security interest in the Partnership's interest in the Local Limited Partnership. During 1997, the noteholders entered into an agreement with the Partnership under which the maturity date of the note was extended until November 2013, assuming annual payments of interest are made to the noteholders. Under the terms of the agreement, payments are to be made equal to the annual interest at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. At any time prior to the note's maturity, the Partnership has the option to pay off the acquisition note at a discount equal to 70% of the property's annual scheduled rent but not less than $700,000. The required annual installment of interest for 1999, pursuant to the agreement with the noteholders, was not made. Accordingly, the Local Limited Partnership is currently in default on the required annual interest payments and the Partnership interests are subject to potential foreclosure. The Local Limited Partnership is actively attempting to sell its net assets.

Caroline Arms, Harold House, Hurbell I, Hurbell II, Hurbell III and San Juan Del Centro Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The notes were due November, 15, 1999, November 15, 1999, December 19, 1999, November 2, 1999, December 19, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships'
operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. Caroline Arms, Harold House, Hilltop and Hurbell I Local Limited Partnerships are all actively attempting to sell their respective net assets.

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

On July 24, 2000, the holder foreclosed on the note payable by the Partnership which was collaterized by its interest in Kimberton Apartments Associates Limited Partnership. The holder of the note was NHP, the general partner of the Partnership and an affiliated party. As a result of this transaction, The Partnership lost its interest in the Local Limited Partnership. The Partnership recognized an extraordinary gain on the loss of its investment in this Local Limited Partnership of approximately $813,000. The gain was comprised of the write off of the note payable principal and accrued interest offset by the Partnership's investment account balance in the Local Limited Partnership as of the foreclosure date. With the loss of the Partnership's interest in Kimberton Apartments Associates Limited Partnership to the note holder, the Partnership will not receive any future benefits from the Local Limited Partnership.

Hilltop Limited Partnership had a note payable which was due on November 2, 1999. The Local Limited Partnership did not have the resources to pay the amount due. Effective August 9, 2000, Hilltop Limited Partnership's note was foreclosed upon. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Hilltop Limited Partnership to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership.

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

Results of Operations

The Partnership invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At September 30, 2000, the Partnership continued to hold an interest in nine Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of September 30, 2000, the Partnership had no carrying basis in seven of the Local Limited Partnerships and therefore reflected no results of operations for its share of losses for these Local Limited Partnerships.

The Partnership had net income of approximately $621,000 for the nine months ended September 30, 2000, compared to a net loss of approximately $29,000 for the nine months ended September 30, 1999. The Partnership had net income of approximately $752,000 for the three months ended September 30, 2000, compared to a net loss of approximately $55,000 for the three months ended September 30, 1999. The net income per unit of limited partnership is $33.36 for the 18,285 units outstanding at September 30, 2000 compared to a net loss per unit of limited partnership of $1.58 for the 18,300 units outstanding at September 30, 1999. The increase in net income was primarily attributable to an extraordinary gain on the loss of an investment in a Local Limited Partnership (see discussion above). The increase in loss before this extraordinary gain was primarily attributable to decreases in the share of profits from Local Limited Partnerships and interest income from Local Limited Partnerships partially offset by an increase in distributions in excess of investment in Local Limited Partnerships and decreases in costs and expenses. The Partnership did not recognize approximately $298,000 of its allocated share of losses from nine Local Limited Partnerships for the nine months ended September 30, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. In addition the Partnership did not recognize approximately $77,000 of its allocated share of profits from two of the Local Limited Partnerships for the nine months ended September 30, 2000 as the Partnership had cumulative unrecognized losses with respect to that one Local Limited
Partnerships. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $219,000 between periods. The decrease is primarily the result of the loss of the Partnership's interests in the Meadows Apartments and Meadows East Apartments Limited Partnerships in 1999 and Esbro, Mayfair, Park Avenue West I, Park Avenue West II, Rodeo Drive, Kimberton Apartments, and Hilltop Limited Partnerships during the nine months ended September 30, 2000 due to foreclosures.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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