Form 10QSB/A
period 2000-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2001-04-16
CIK 762859

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



                         PART I - FINANCIAL INFORMATION

(This document amends the Form 10-QSB for the quarter ended March 31, 2000, to include the results of two investments which were reported as having been foreclosed during the quarter ended March 31, 2000 in error due to the court reversing its original decision.)


ITEM 1.     FINANCIAL STATEMENTS

a)
                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                         Statement of Financial Position
                                   (Unaudited)

                                 March 31, 2000
                                 (in thousands)

ASSETS
   Cash and cash equivalents                               $     1
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                  4,540
                                                           $ 4,541

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Accrued expenses                                        $    45
   Administrative and reporting fees payable to
      General Partner                                        1,240
   Notes payable to General Partner                          2,414
   Accrued interest on notes payable to General Partner      3,599
                                                             7,298

Partners' deficit
   General Partner -- The National Housing
      Partnership (NHP)                                       (183)
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                   (187)
   Other Limited Partners -- 18,258 investment
      units                                                 (2,387)
                                                            (2,757)
                                                           $ 4,541

b)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                        (in thousands, except unit data)



                                                               Three Months Ended
                                                                       March 31,
                                                                2000        1999
REVENUES:
  Share of profits from Local Limited Partnerships             $    2      $   58
                                                                    2          58

COSTS AND EXPENSES:
  Administrative and reporting fees to General Partner             21          34
  Interest on notes payable to General Partner                     56          60
  Interest on partner loans                                        --           1
  Other operating expenses                                         12          19
                                                                   89         114

Net loss                                                       $  (87)     $  (56)

ALLOCATION OF NET LOSS:
  General Partner - NHP                                        $   (1)     $   (1)
  Original Limited Partner - 1133
   Fifteenth Street Two Associates                                 (1)         (1)
  Other limited partners                                          (85)        (54)
                                                               $  (87)     $  (56)

NET LOSS PER LIMITED PARTNERSHIP INTEREST                      $   (5)     $   (3)


c)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                         Statement of Partner's Deficit
                                   (Unaudited)
                                 (in thousands)


                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Two      Limited
                                     (NHP)      Associates     Partners        Total

Deficit at December 31, 1999        $ (182)      $ (186)       $(2,302)      $(2,670)

Net loss - three months ended
   March 31, 2000                       (1)          (1)           (85)          (87)

Deficit at March 31, 2000           $ (183)      $ (187)       $(2,387)      $(2,757)

Percentage interest at
   March 31, 2000                       1%           1%            98%          100%
                                        (A)          (B)            (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 18,258 investment units

d)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A Maryland Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Operating expenses paid                                     $   (1)      $   (1)
      Net cash used in operating activities                         (1)          (1)

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (1)          (1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     2           26

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    1       $   25

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                   $  (87)      $  (56)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
     Share of profits from Local Limited Partnerships               (2)         (58)
CHANGE IN OTHER OPERATING ASSETS AND LIABILITIES:
     Accrued interest on notes payable to General
         Partner                                                    56           60
     Administrative and reporting fees payable to General
         Partner                                                    21           34
     Accrued expenses                                               11           19

        Total adjustments                                           86           55

Net cash used in operating activities                           $   (1)      $   (1)

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships:
Meadows Apartments Limited Partnership, Esbro Limited Partnership, Rodeo Drive Limited Partnership, Menlo Limited Partnership, Mayfair Manor Limited Partnership, Hurbell I Limited Partnership, Hurbell II Limited Partnership, Hurbell III Limited Partnership, Tinker Creek Limited Partnership, Rockwell Limited Partnership, Meadows East Apartments Limited Partnership, Kimberton Apartments Limited Partnership, San Juan del Centro Limited Partnership, Gulfway Limited Partnership, Caroline Arms Limited Partnership, Hilltop Limited Partnership, Harold House Limited Partnership, Park Avenue West I Limited Partnership, West Oak Village Limited Partnership, Park Avenue West II Limited Partnership, and Windsor Apartments Associates Limited Partnership. During 1998, the Partnership's interest in Gulfway Limited Partnership, Menlo Limited Partnership and Rockwell Limited Partnership were foreclosed upon and Tinker Creek Limited Partnerhsip sold its property. During 1999, the Partnership's interest in Meadows East Apartments Limited Partnership and Meadows Apartments Limited Partnership were foreclosed upon. During the first quarter of 2000, the Partnership's interest in Park Avenue West I Limited Partnership, Park Avenue West II Limited Partnership, and Rodeo Drive Limited Partnership was foreclosed upon.

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

Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnership all had notes payable which were due December 20, 1999, December 20, 1999 and December 6, 1997, respectively. The Local Limited Partnerships did not have the resources to pay the amounts due. During January 2000, the holders of the notes payable relating to Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnership properties exercised their remedies under the security agreement with respect to such note payable, and were substituted as the sole limited partner of the applicable Local Limited Partnership in place of the Partnership and such note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Park Avenue West I, Park Avenue West II and Rodeo Drive to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income through the date of foreclosure will be generated and allocated to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

In addition Esbro, Mayfair Manor, Caroline Arms, Harold House, Hilltop, Hurbell I, Hurbell II, Hurbell III, and San Juan Del Cantro Limited Partnerships all have notes payable which are currently in default and accordingly, the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of the respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $223,000 and $205,000 of losses from nine and seventeen Local Limited Partnerships during the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000, the Partnership's share of profits in two Local Limited Partnerships in the amount of approximately $13,000 was offset against prior year losses not taken. As of March 31, 2000, the Partnership has not recognized approximately $14,783,000 of its allocated cumulative share of losses from nine Local Limited Partnerships in which its investment has been reduced to zero. The Partnership's allocated cumulative share of losses in the three Local Limited Partnerships foreclosed on during the three months ended March 31, 2000 was approximately $3,332,000.

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

                        COMBINED STATEMENTS OF OPERATIONS


                                                Three Months Ended
                                                    March 31,
                                                2000          1999
                                                  (in thousands)

Rental income                                $  2,347       $  2,938
Other income                                       85            109
   Total income                                 2,432          3,047

Operating expenses                              1,543          1,901
Interest, taxes, and insurance                    651            853
Depreciation                                      449            473

   Total expense                                2,643          3,227

Net loss                                    $    (211)      $   (180)

National Housing Partnership
   Realty Fund Two share of losses          $    (208)      $   (179)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the three month periods ended March 31, 2000 and 1999, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $21,000 and $34,000, respectively for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $1,240,000 at March 31, 2000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-QSB/A contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB/A and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

As of March 31, 2000, the Partnership retained an interest in twelve of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the three months ended March 31, 2000 and 1999.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in nine of the remaining twelve Local Limited Partnerships had been reduced to zero as of March 31, 2000. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. No cash distributions from Local Limited Partnerships were received during the three months ended March 31, 2000 and 1999. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

The Partnership currently owes the General Partner approximately $1,240,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

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

The notes related to Esbro Limited Partnership and Mayfair Manor Limited Partnership are collateralized by the Partnership's interest in these two Local Limited Partnerships and were due on October 15, 1997. The Partnership is currently in default on these notes and has received notification from the holders of the notes that foreclosure proceedings have been initiated. These notes are secured by both the Partnership's and NHP's interests in the applicable Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

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

Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnership all had notes payable which were due December 20, 1999, December 20, 1999 and December 6, 1997, respectively. The Local Limited Partnerships did not have the resources to pay the amounts due. During January 2000, the holders of the notes payable relating to Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnership properties exercised their remedies under the security agreement with respect to such note payable, and were substituted as the sole limited partner of the applicable Local Limited Partnership in place of the Partnership and such note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Park Avenue West I, Park Avenue West II and Rodeo Drive to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income through the date of foreclosure will be generated and allocated to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

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

Results of Operations

The Partnership invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At March 31, 2000, the Partnership continued to hold an interest in twelve Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of March 31, 2000, the Partnership had no carrying basis in nine of the Local Limited Partnerships and therefore reflected no results of operations, for its share of losses for these Local Limited Partnerships.

The Partnership had a net loss of approximately $87,000 for the three months ended March 31, 2000, compared to a net loss of approximately $56,000 for the three months ended March 31, 1999. Net loss per unit of limited partnership increased to $(5) from $(3) for the 18,258 and 18,300 units outstanding at March 31, 2000 and 1999, respectively. The increase in net loss was primarily attributable to a decrease in the share of profits from Local Limited Partnerships. The Partnership did not recognize approximately $223,000 of its allocated share of losses from nine Local Limited Partnerships for the three months ended March 31, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. In addition the Partnership did not recognize approximately $13,000 of its allocated share of profits from two of the Local Limited Partnerships for the three months ended March 31, 2000 as the Partnership had cumulative unrecognized losses with respect to these two Local Limited Partnerships. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $18,000 between periods. The decrease is primarily the result of the loss of the Partnership's interests in the Meadows Apartments and Meadows East Apartments Limited Partnerships in 1999 and Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnerships during the three months ended March 31, 2000 due to foreclosures.

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


                                    Date: April 16, 2001