Form 10QSB/A
period 2000-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2001-04-16
CIK 762859

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

                         PART I - FINANCIAL INFORMATION

(This document amends the Form 10-QSB for the quarter ended June 30, 2000, to include the results of two investments which were reported as having been foreclosed during the quarter ended March 31, 2000 in error due to the court reversing its original decision.)

ITEM 1.     FINANCIAL STATEMENTS

a)
                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                         Statement of Financial Position
                                   (Unaudited)

                                  June 30, 2000
                                 (in thousands)


ASSETS
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                      $ 4,563


LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Accrued expenses                                              $    35
   Administrative and reporting fees payable to
      General Partner                                              1,261
   Notes payable to General Partner                                2,414
   Accrued interest on notes payable to General Partner            3,659
                                                                   7,369
Partners' deficit
   General Partner -- The National Housing
      Partnership (NHP)                                             (183)
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                         (187)
   Other Limited Partners -- 18,258 investment
      units                                                       (2,436)
                                                                  (2,806)
                                                                 $ 4,563


                   See Accompanying Notes to Financial Statements

b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                        (in thousands, except unit data)




                                             Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                              2000        1999        2000        1999
Revenues:
  Share of profits from Local
     Limited Partnership                    $   27        $   67      $   29     $   125
  Distributions in excess of investment
    in Local Limited Partnership                34            --          34          --
  Interest income from Local
     Limited Partnership                        --           124          --         124
                                                61           191          63         249
Costs and Expenses:
  Administrative and reporting fees
    to General Partner                          21            35          41          69
  Interest on notes payable to
    General Partner                             61            60         117         121
  Interest on partner loans                     --            --          --           1
  Other operating expenses                      29            14          41          32
                                               111           109         199         223
Net income (loss)                          $   (50)      $    82     $  (136)    $    26
Allocation of net income (loss):
  General Partner - NHP                    $    (1)      $     1     $    (1)    $    --
  Original Limited Partner - 1133
    Fifteenth Street Two Associates             (1)            1          (1)         --
  Other limited partners
  Investment units                             (48)           80        (134)         26
                                           $   (50)      $    82     $  (136)    $    26
Net income (loss) per limited partnership
  interest                                 $    (3)      $     4     $   (7)     $     1


                   See Accompanying Notes to Financial Statements

c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                         Statement of Partners' Deficit
                                   (Unaudited)
                                 (in thousands)





                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Two      Limited
                                     (NHP)      Associates     Partners        Total

Deficit at December 31, 1999        $ (182)      $ (186)       $(2,302)      $(2,670)

Net loss - six months ended
   June 30, 2000                        (1)          (1)          (134)         (136)

Deficit at June 30, 2000            $ (183)      $ (187)       $(2,436)      $(2,806)

Percentage interest at
   June 30, 2000                        1%           1%            98%          100%
                                        (A)          (B)            (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 18,258 investment units

                   See Accompanying Notes to Financial Statements

d)
                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A Maryland Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                 Six Months Ended
                                                                    June 30,
                                                                2000          1999
 CASH FLOWS FROM OPERATING ACTIVITIES:

   Operating expenses paid                                  $    (41)     $   (48)

   Interest income received from Local Limited                    --          124
      Partnership
   Distributions received in excess of investment in
     Local Limited Partnership                                    34           --
   Payment of administrative reporting fees to General
      Partner                                                     --          (97)
   Payment of interest on partner loans                           --           (3)
   Net cash used in operating activities                          (7)         (24)
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of advances from General Partner                     --          (34)
Cash flows from investing activities
   Distributions from Local Limited Partnership                    5           61

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (2)           3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   2           26

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $     --     $     29

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN

   OPERATING ACTIVITIES:
     Net (loss) income                                      $   (136)    $     26

     Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
      Share of profits from Local Limited Partnerships           (29)        (125)
      Increase in accrued interest on deferred
        acquisition notes                                        117          121
      Decrease in accrued interest on Partner loans               --           (1)
      (Decrease) increase in administrative and
        reporting fees payable                                    41          (29)
      (Decrease) increase in other accrued expenses               --          (16)
      Total adjustments                                          129          (50)
Net cash used in operating activities                       $     (7)    $    (24)

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $363,000 and $443,000 of losses from ten and thirteen Local Limited Partnerships during the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000, the Partnership's share of profits in one Local Limited Partnerships in the amount of approximately $25,000 was offset against prior years' losses not taken. As of June 30, 2000, the Partnership has not recognized approximately $14,910,000 of its allocated cumulative share of losses from nine Local Limited Partnerships in which its investment has been reduced to zero. The Partnership's allocated cumulative share of losses in the three Local Limited
Partnerships foreclosed on during the six months ended June 30, 2000 was approximately $3,332,000.

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

                        COMBINED STATEMENTS OF OPERATIONS


                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                          2000         1999           2000         1999
                                           (in thousands)            (in thousands)

Rental income                          $  2,303      $  2,964     $  4,650     $  5,902
Other income                                113           116          198          225
   Total income                           2,416         3,080        4,848        6,127

Operating expenses                        1,396         1,831        2,939        3,732
Interest, taxes, and insurance              657           813        1,308        1,666
Depreciation                                464           486          913          959

   Total expense                          2,517         3,130        5,160        6,357

Net loss                              $    (101)     $    (50)    $   (312)    $   (230)

National Housing Partnership
   Realty Fund Two share of losses    $    (101)     $    (55)    $   (309)    $   (234)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the six month periods ended June 30, 2000 and 1999, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $41,000 and $69,000, respectively, for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $1,261,000 at June 30, 2000.

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

Liquidity and Capital Resources

As of June 30, 2000, the Partnership retained an interest in twelve of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the six months ended June 30, 2000. During the six months ended June 30, 1999, the Partnership paid the General Partner approximately $34,000 and $3,000 for repayment of a working capital advance and accrued interest on the advance, respectively.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in nine of the remaining twelve Local Limited Partnerships had been reduced to zero as of June 30, 2000. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. Cash distributions of approximately $5,000 and $61,000 from Local Limited Partnership were received during the six months ended June 30, 2000 and 1999, respectively. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

The Partnership currently owes the General Partner approximately $1,261,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

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

Results of Operations

The Partnership invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At June 30, 2000, the Partnership continued to hold an interest in twelve Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of June 30, 2000, the Partnership had no carrying basis in nine of the Local Limited Partnerships and therefore reflected no results of operations, for its share of losses for these Local Limited Partnerships.

The Partnership had a net loss of approximately $136,000 for the six months ended June 30, 2000, compared to net income of approximately $26,000 for the six months ended June 30, 1999. The Partnership had a net loss of approximately $50,000 for the three months ended June 30, 2000, compared to net income of approximately $82,000 for the three months ended June 30, 1999. Net (loss) income per unit of limited partnership is $(7) compared to $1 for the 18,285 and 18,300 units outstanding at June 30, 2000 and 1999, respectively. The increase in net loss was primarily attributable to decreases in the share of profits from Local Limited Partnerships and interest income from Local Limited Partnerships partially offset by an increase in distributions in excess of investment in Local Limited Partnerships and decreases in costs and expenses. The Partnership did not recognize approximately $363,000 of its allocated share of losses from ten Local Limited Partnerships for the six months ended June 30, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. In addition the Partnership did not recognize approximately $25,000 of its allocated share of profits from one of the Local Limited Partnerships for the six months ended June 30, 2000 as the Partnership had cumulative unrecognized losses with respect to that one Local Limited
Partnerships. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $80,000 between periods. The decrease is primarily the result of the loss of the Partnership's interests in the Meadows Apartments and Meadows East Apartments Limited Partnerships in 1999 and Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnerships during the six months ended June 30, 2000 due to foreclosures.

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