Form 10QSB/A
period 2000-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2001-04-16
CIK 762859

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

                         PART I - FINANCIAL INFORMATION

(This document amends the Form 10-QSB for the quarter ended September 30, 2000, to include the results of two investments which were reported as having been foreclosed during the quarter ended March 31, 2000 in error due to the court reversing its original decision.)

ITEM 1.     FINANCIAL STATEMENTS

a)
                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                         Statement of Financial Position
                                   (Unaudited)

                               September 30, 2000
                                   (in thousands)


ASSETS
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                           $ 2,204


LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Accrued expenses                                                    $ 45
   Administrative and reporting fees payable to General
      Partner                                                           1,280
   Notes payable to General Partner                                     1,160
   Accrued interest on notes payable to General Partner                 1,777
                                                                        4,262

Partners' deficit
   General Partner -- The National Housing Partnership (NHP)             (176)
   Original Limited Partner -- 1133 Fifteenth Street Two
      Associates                                                         (180)
   Other Limited Partners -- 18,258 investment units                   (1,702)
                                                                       (2,058)
                                                                      $ 2,204


                   See Accompanying Notes to Financial Statements

b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                          (in thousands, except unit data)


                                                 Three Months Ended       Nine Months Ended
                                                   September 30,            September 30,
                                                 2000         1999        2000        1999
Revenues:
  Share of profits from Local Limited
     Partnership                                  $ 4         $ 60        $ 34        $ 185
  Distributions in excess of investment
     in Local Limited Partnership                    21          --           55          --
  Interest income from Local Limited
     Partnership                                     --          --           --         124
                                                     25          60           89         309
costs and Expenses:
  Administrative and reporting fees to
     General Partner                                 19          34           61         103
  Interest on notes payable to General
     Partner                                         39          61          157         182
  Interest on partner loans                          --          --           --           1
  Other operating expenses                           31          20           72          52
                                                     89         115          290         338

NET LOSS                                         $ (64)      $ (55)      $ (201)      $ (29)

allocation of net loss:
  General Partner - NHP                          $ (1)        $ (1)       $ (2)       $ --
  Original Limited Partner - 1133
     Fifteenth Street Two Associates                 (1)         (1)          (2)         --
  Other limited partners' investment units          (62)        (53)        (197)        (29)

                                                 $ (64)      $ (55)      $ (201)      $ (29)

net loss per limited partnership INTEREST       $ (2.85)    $ (2.90)    $(10.79)     $ (1.58)


                   See Accompanying Notes to Financial Statements

c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                         Statement of Partners' Deficit
                                   (Unaudited)
                                   (in thousands)


                                   The National      1133
                                     Housing      Fifteenth       Other
                                   Partnership    Street Two     Limited
                                      (NHP)       Associates     Partners        Total

Deficit at December 31, 1999          $(182)        $ (186)      $(2,302)       $(2,670)

Transfer of interest (Note 2)             8              8           797            813

Net loss - nine months ended
   September 30, 2000                    (2)            (2)         (197)          (201)

Deficit at September 30, 2000         $(176)        $ (180)      $(1,702)       $(2,058)

Percentage interest at
   September 30, 2000                    1%              1%           98%          100%
                                         (A)            (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 18,258 investment units


                   See Accompanying Notes to Financial Statements

d)
                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A Maryland Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)
                                   (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Operating expenses paid                                        $ (62)          $ (75)
  Interest income received from Local Limited
   Partnership                                                       --             124
  Distributions received in excess of investment in
   Local Limited Partnership                                         55              --
  Payment of administrative reporting fees to General
   Partner                                                           --             (97)
  Payment of interest on partner loans                               --              (3)

        Net cash used in operating activities                        (7)            (51)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from General Partner                         --             (34)

Cash flows from investing activities:
  Distributions from Local Limited Partnership                        5              62

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (2)            (23)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      2              26

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ --            $ 3

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net loss                                                      $ (201)         $ (29)
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Share of profits from Local Limited Partnerships               (34)           (185)
     Increase in accrued interest on deferred
      acquisition notes                                             157             182
     Decrease in accrued interest on Partner loans                   --              (2)
     (Decrease) increase in administrative and
      reporting fees payable                                         61               6
     Increase (decrease) in other accrued expenses                   10             (23)

        Total adjustments                                           194             (22)

Net cash used in operating activities                             $ (7)          $ (51)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
During 2000, notes payable to General Partner, accrued interest on notes payable to General Partner and investments in and advances to Local Limited Partnerships were adjusted by a net amount of approximately $813,000 which was treated as a transfer of interest in the Statement of Partners' Deficit to reflect the foreclosure on the Partnership's interest in Kimberton Apartment Associates LP.

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

Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnership all had notes payable which were due December 20, 1999, December 20, 1999 and December 6, 1997, respectively. The Local Limited Partnerships did not have the resources to pay the amounts due. During January 2000, the holders of the notes payable relating to Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnership properties exercised their remedies under the security agreement with respect to such notes payable, and were substituted as the sole limited partner of the applicable Local Limited Partnership in place of the Partnership and such note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Park Avenue West I, Park Avenue West II and Rodeo Drive to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income through the date of foreclosure will be generated and allocated to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation. Hilltop Limited Partnership had a note payable which was due on November 2, 1999. The Local Limited Partnership did not have the resources to pay the amount due. Effective August 9, 2000, Hilltop Limited Partnership's note was foreclosed upon. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Hilltop Limited Partnership to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership. In addition Esbro, Mayfair Manor, Caroline Arms, Harold House, Hurbell I, Hurbell II, Hurbell III, and San Juan Del Cantro Limited Partnerships all have notes payable which are currently in default and accordingly, the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of the respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $435,000 and $517,000 of losses from nine and twelve Local Limited Partnerships during the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, the Partnership's share of profits in two Local Limited Partnerships in the amount of approximately $77,000 was offset against prior years' losses not taken. As of September 30, 2000, the Partnership has not recognized approximately $13,088,000 of its allocated cumulative share of losses from eight Local Limited Partnerships in which its investment has been reduced to zero. The Partnership's allocated cumulative share of losses in the four Local Limited Partnerships, of which the investment account had been reduced to zero, that were foreclosed on during the nine months ended September 30, 2000 was approximately $5,174,000.

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

                        COMBINED STATEMENTS OF OPERATIONS


                                         Three Months Ended         Nine Months Ended
                                           September 30,              September 30,
                                         2000         1999          2000         1999
                                           (in thousands)            (in thousands)

Rental income                          $ 2,036       $ 2,812      $ 6,686      $ 8,714
Other income                                81           143          279          368
      Total income                       2,117         2,955        6,965        9,082

Operating expenses                       1,238         1,761        4,177        5,493
Interest, taxes, and insurance             470           769        1,778        2,435
Depreciation                               423           422        1,335        1,382
      Total expense                      2,131         2,952        7,290        9,310

Net income (loss)                       $ (14)         $ 3         $ (325)      $ (228)

National Housing Partnership
  Realty Fund Two share of income
  (loss)                                $ (14)        $ --         $ (323)      $ (233)

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the nine month periods ended September 30, 2000 and 1999, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $61,000 and $103,000, respectively, for services provided to the Partnership. The Partnership paid $97,000 to the General Partner for these fees during the nine months ended September 30, 1999. No payments have been made during the nine months ended September 30, 2000. The amount of fees due to the General Partner by the Partnership was approximately $1,280,000 at September 30, 2000.

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

(4)   NOTES PAYABLE

On July 24, 2000, the holder foreclosed on the note payable by the Partnership which was collaterized by its interest in Kimberton Apartments Associates Limited Partnership. The holder of the note was NHP, the general partner of the Partnership and an affiliated party. As a result of this transaction, the Partnership lost its interest in the Local Limited Partnership. The Partnership recognized a write off against equity on the loss of its investment in this Local Limited Partnership of approximately $813,000. The write off was comprised of the write off of the note payable principal and accrued interest offset by the Partnership's investment account balance in the Local Limited Partnership as of the foreclosure date. With the loss of the Partnership's interest in Kimberton Apartments Associates Limited Partnership to the note holder, the Partnership will not receive any future benefits from the Local Limited Partnership.

The remaining note payable by the Partnership bears simple interest at a rate of 10% per annum. The note is payable to NHP in the same amount and same terms as the note executed by NHP to the former project owner, is nonrecourse, and is collaterized by the Partnership's interest in Windsor Apartments Associates Limited Partnership. The note was due on October 24, 1999. The Partnership is currently in default on this note and has received notification from the holder of the note of its intent to initiate foreclosure proceedings.

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

Liquidity and Capital Resources

As of September 30, 2000, the Partnership retained an interest in ten of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

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

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in eight of the remaining ten Local Limited Partnerships had been reduced to zero as of September 30, 2000. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. Cash distributions of approximately $5,000 and $62,000 from Local Limited Partnership were received during the nine months ended September 30, 2000 and 1999, respectively. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

The Partnership currently owes the General Partner approximately $1,280,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

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

On July 24, 2000, the holder foreclosed on the note payable by the Partnership which was collaterized by its interest in Kimberton Apartments Associates Limited Partnership. The holder of the note was NHP, the general partner of the Partnership and an affiliated party. As a result of this transaction, the Partnership lost its interest in the Local Limited Partnership. The Partnership recognized a write off against equity on the loss of its investment in this Local Limited Partnership of approximately $813,000. The write off was comprised of the write off of the note payable principal and accrued interest offset by the Partnership's investment account balance in the Local Limited Partnership as of the foreclosure date. With the loss of the Partnership's interest in Kimberton Apartments Associates Limited Partnership to the note holder, the Partnership will not receive any future benefits from the Local Limited Partnership.

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

Results of Operations

The Partnership invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At September 30, 2000, the Partnership continued to hold an interest in ten Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of September 30, 2000, the Partnership had no carrying basis in eight of the Local Limited Partnerships and therefore reflected no results of operations for its share of losses for these Local Limited Partnerships.

The Partnership had a net loss of approximately $201,000 for the nine months ended September 30, 2000, compared to a net loss of approximately $29,000 for the nine months ended September 30, 1999. The Partnership had a net loss of approximately $64,000 for the three months ended September 30, 2000, compared to a net loss of approximately $55,000 for the three months ended September 30, 1999. The net loss per unit of limited partnership is $10.79 for the 18,285 units outstanding at September 30, 2000 compared to a net loss per unit of limited partnership of $1.58 for the 18,300 units outstanding at September 30, 1999. The increase in net loss was primarily attributable to decreases in the share of profits from Local Limited Partnerships and interest income from Local Limited Partnerships partially offset by an increase in distributions in excess of investment in Local Limited Partnerships and decreases in costs and expenses. The Partnership did not recognize approximately $435,000 of its allocated share of losses from nine Local Limited Partnerships for the nine months ended September 30, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. In addition the Partnership did not recognize approximately $77,000 of its allocated share of profits from two of the Local Limited Partnerships for the nine months ended September 30, 2000 as the Partnership had cumulative unrecognized losses with respect to two Local Limited Partnerships. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $82,000 between periods. The decrease is primarily the result of the loss of the Partnership's interests in the Meadows Apartments and Meadows East Apartments Limited Partnerships in 1999 and Park Avenue West I, Park Avenue West II, Rodeo Drive, Kimberton Apartments, and Hilltop Limited Partnerships during the nine months ended September 30, 2000 due to foreclosures.

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