Form 10KSB
period 2000-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2001-04-17
CIK 762859

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 [No Fee Required]

               For the transition period from ____________ to ____________

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

                    Issuer's telephone number (864) 239-1000

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securties registered under Section 12(g) of the Exchange Act:

                        18,258 Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filled by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $55,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interest were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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

Item 1.     Business

National Housing Partnership Realty Fund Two, a Maryland Limited Partnership (the "Partnership" or the "Registrant"), was formed under the Maryland Revised Uniform Limited Partnership Act as of January 22, 1985. On March 15, 1985, the Partnership commenced offering 18,300 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the "Offering"). The Offering terminated on May 22, 1985 with subscriptions for all 18,300 limited partnership interests.

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

The Partnership's business is to hold limited partnership interests in nine limited partnerships ("Local Limited Partnerships"), each of which owns and operates a multi-family rental housing property ("Properties") which receives one or more forms of assistance from the Federal Government. The Partnership's ownership interest in six additional Local Limited Partnerships was foreclosed upon during 2000. One of the nine properties was sold and two of the Partnership's ownership interests in the Local Limited Partnership were foreclosed upon subsequent to December 31, 2000. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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

The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

             SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
      IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO HAS AN INVESTMENT

                                                                              Occupancy
                                                        Units Authorized     Percentage
                                           Financed,       for Rental    for the Year Ended
                                            Insured
   Property Name, Location    Number of  and Subsidized Assistance Under    December 31,
     and Partnership Name       Units        Under        Section 8 (C)     2000     1999

Anderson Gardens (H)             200          (A)              200           92%      94%
  Anderson, South Carolina
  (Hurbell II Limited
    Partnership)

Caroline Arms                    204          (A)              161           97%      95%
  Jacksonville, Florida
  (Caroline Arms Limited
    Partnership)

Esbro (F)                        100          (A)              100           97%      97%
  Tuscon, Arizona
  (Esbro Limited Partnership)

Harold House                      80          (A)               80          100%     100%
  Jacksonville, Florida
  (Harold House Limited
    Partnership)

Hilltop                          (E)          (E)              (E)          (E)       (E)
  Hickory, North Carolina
  (Hilltop             Limited
Partnership)

Holly Oak                        (E)          (E)              (E)          (E)       (E)
  Shelby, North Carolina
  (Hurbell I Limited
    Partnership)

                                                        Units Authorized     Percentage
                                           Financed,       for Rental    for the Year Ended
                                            Insured
   Property Name, Location    Number of  and Subsidized Assistance Under    December 31,
     and Partnership Name       Units        Under        Section 8 (C)     2000     1999

Kimberton                        (E)          (E)              (E)          (E)       (E)
  Newark, Delaware
  (Kimberton Apartments
    Associates Limited
    Partnership)

Mayfair (F)                      140          (A)              139           99%      99%
  Tucson, Arizona
  (Mayfair Manor Limited
    Partnership)

Meadows                          (D)          (D)              (D)          (D)       (D)
  Sparks, Nevada
  (Meadows Apartments Limited
    Partnership)

Meadows East                     (D)          (D)              (D)          (D)       (D)
  Sparks, Nevada
  (Meadows East Apartments
    Limited Partnership)

Park Avenue West I               (E)          (E)              (E)          (E)       (E)
  Mansfield, Ohio
  (Park Avenue West I Limited
    Partnership)

Park Avenue West II              (E)          (E)              (E)          (E)       (E)
  Mansfield, Ohio
  (Park Avenue West II Limited
    Partnership)

Rodeo Drive                      (E)          (E)              (E)          (E)       (E)
  Victorville, California
  (Rodeo Drive Limited
    Partnership)

Royal Oak Gardens (H)            100          (B)              100           98%      96%
  Kannapolis, North Carolina
  (Hurbell III Limited
    Partnership)

San Juan del Centro              150          (A)              150           99%      98%
  Boulder, Colorado
  (San Juan del Centro Limited
    Partnership)

West Oak Village                 200          (A)              200           88%      94%
  Tulsa, Oklahoma
  (West Oak Village Limited
    Partnership)

Windsor Apartments (G)           169          (A)              169           98%      96%
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

(C) Section 8 of Title II of the Housing and Community Development Act of 1974.

(D) Property was lost through foreclosure of Partnership interests during year ended December 31, 1999.

(E) Property was lost through foreclosure of Partnership interests during the year ended December 31, 2000.

(F) Noteholder has initiated foreclosure proceedings.

(G) Property was sold in January 2001.

(H) Partnership's interest was transferred to the noteholder in March and April 2001, respectively.

Occupancy decreased at West Oak Village due to a poor management team at the property. This management team has been replaced.

Ownership Percentages

The following details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance and notes payable and accrued interest on each Property for each of the Local Limited Partnerships as of December 31, 2000 (dollar amounts in thousands):


                                 NHP Realty
                                  Fund Two      Cost of                 Notes Payable
                                 Percentage    Ownership    Mortgage     and Accrued
Partnership                       Ownership     Interest      Notes      Interest (A)
Caroline Arms L.P.                  94.5%        $ 868       $ 1,721       $ 4,078
Esbro L.P. (D)                      94.5%           569          828         3,054
Harold House L.P.                   94.5%           364          675         1,566
Hurbell II L.P. (C)                 94.5%           787        1,385         3,686
Hurbell III L.P. (C)                94.5%           409          824         1,687
Mayfair Manor L.P. (D)              94.5%           812        1,159         4,262
San Juan del Centro L.P.            94.5%           799        1,432         3,561
West Oak Village L.P.               94.5%         1,058        1,384         4,851
Windsor Apts. Assoc. L.P. (E)       94.5%         2,117        2,133         (B)

(A) See "Item 6. Management's Discussion and Analysis or Plan of Operations" for further details.

(B) Note payable is held by the Partnership and not by the Local Limited Partnership.

(C) Partnership's interest was transferred to the noteholder in March and April 2001, respectively.

(D) Noteholder has commenced foreclosure proceedings.

(E) Property sold in January 2001.

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition.

Regulation

General

Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws effecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the properties' cash flow from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

Regulation of Affordable Housing

The Federal Housing Administration ("FHA") has contracted with the nine subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 1,299 units, or 97% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, the Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnerships.

All of the properties owned by the Local Limited Partners receiving project based rent subsidies under Section 8 will have their contracts expire during the year ending December 31, 2001. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its
Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at existing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loans, and any other HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of Section 8 participation.

HUD Approval and Enforcement

A significant number of properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner, and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

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

Environmental

Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership's ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of properties, the Local Limited Partnerships could potentially be liable for environmental liabilities or costs associated with its properties or properties it may acquire in the future.

Management believes that the Local Limited Partnerships' properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Item 2.     Properties

See "Item 1. Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3.     Legal Proceedings

In October 1997, NHP received a subpoena from the Inspector General ("IG") of HUD requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with its management. Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or AIMCO, the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and do not believe that the investigations will result in a material adverse impact on their operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

                                     PART II

Item 5.  Market  for  the   Registrant's   Partnership   Interests  and  Related
         Partnership Matters

      (a) Interests in the Partnership were sold through a public offering. There is no established market for resale of interests in the Partnership. Accordingly, an investor may be unable to sell or otherwise dispose of his interest in the Partnership.

      (b) As of December 31, 2000, there were 1,149 registered holders of 18,258 limited partnership interests (in addition to 1133 Fifteenth Street Two Associates - See "Item 7. Financial Statements - Note 1").

      (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 2000.

Item 6.     Management's Discussion and Analysis or Plan of Operations

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

Cash and cash equivalents amounted to approximately $1,000 at December 31, 2000 as compared to approximately $2,000 at December 31, 1999. The decrease of approximately $1,000 was due to approximately $39,000 of cash used in operations which was partially offset by approximately $5,000 of cash provided by investing activities and approximately $33,000 of cash provided by financing activities. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at December 31, 2000, is dependent on distributions received from the Local Limited Partnerships and proceeds from sales or refinancings of the underlying Properties. The Partnership's only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

Net cash used in operations for the year ended December 31, 2000 was approximately $39,000 as compared to approximately $66,000 for the year ended December 31, 1999. The decrease in cash used in operations is primarily due to the receipt of distributions in excess of investment in Local Limited Partnerships during 2000 compared to interest income received from Local Limited Partnerships during 1999 offset by payments of administrative and reporting fees to the General Partner during 1999.

Distributions  in  excess  of  investment  in  Local  Limited  Partnerships  and distributions from Local Limited Partnerships typically represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, certain investments' carrying values have been reduced to zero. For investments in Local Limited Partnerships which have been reduced to zero, cash distributions received are recorded in revenues as distributions in excess of investment in Local Limited Partnerships. For investments in Local Limited Partnerships which have not been reduced to zero, cash distributions received are recorded as distributions from Local Limited Partnerships in the statements of cash flows and reduce the Partnership's investment on the statement of financial position. Cash distributions totaling approximately $60,000 (approximately $55,000 in excess of investment) and $77,000 were received from three Local Limited Partnerships during the years ended December 31, 2000 and 1999, respectively. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

Cash provided by investing activities was from distributions from the Local Limited Partnerships. Cash provided by financing activities consists of advances from the General Partner.

As discussed in Note 6 to the Local Limited Partnerships' combined financial statements attached hereto as Exhibit 99.1, each Local Limited Partnership, with the exception of Windsor Apartments Associates Limited Partnership, in which the Partnership currently holds an interest has a note payable due to the original owner of each Property. With the exception of West Oak Village Limited Partnership, these notes are all past due and are currently in default. West Oak Village Limited Partnership is currently in default due to non-payment of required annual interest payments for 2000 (see below). The note related to Windsor Apartments Associates of approximately $1,160,000 is collateralized by the Partnership's interest in this Local Limited Partnership and was due on October 24, 1999. Subsequent to December 31, 2000, the property was sold and this note was satisfied.

The West Oak Village Limited Partnership note bears interest at the rate of 9% per annum. The note is nonrecourse and is secured by a security interest in the Partnership's interest in the Local Limited Partnership. During 1997, the noteholders entered into an agreement with the Partnership, under which the maturity date of the note was extended until November 2013, assuming annual payments of interest are made to the noteholders. Under the terms of the agreement, payments are to be made equal to the annual interest at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. At any time prior to the note's maturity, the Partnership has the option to repay the acquisition note at a discount equal to 70% of the property's annual scheduled rent but not less than $700,000. The required annual installment of interest for 2000 was not made. Accordingly, the Local Limited Partnership is currently in default and the Partnership interest is subject to foreclosure. The Local Limited Partnership is actively attempting to sell its property.

Caroline Arms, Harold House and San Juan Del Centro Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future, assume any personal liability for the payment of the notes. The notes were due November 15, 1999, November 15, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Harold House Local Limited Partnership is actively attempting to sell its net assets.

Esbro and Mayfair Manor Limited Partnership notes were executed by the respective Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by a security interest in all Partnership interests in the respective Local Limited Partnership. The notes were initially due on October 15, 1997. Effective February 16, 1998, both Esbro and Mayfair Manor Limited Partnerships executed Amended and Restated Promissory Notes for each of their respective notes. The Amended Notes extended the maturity of the notes to October 25, 1999. Neither the Limited Partnership nor any partners thereof, present or future, assume any personal liability for the payment of the notes. Both Local Limited Partnerships received notice of demand for payment and the commencement of foreclosure proceedings. Such foreclosure is subject to HUD approval, which is pending. Continuation of both the Local Limited Partnerships' operations in the present form is dependent on the outcome of these proceedings. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Meadows Apartments and Meadows East Apartments Limited Partnerships both had notes payable which were due on December 12, 1997. The Local Limited Partnerships did not have the resources to pay the amounts due. Effective August 5, 1999 and December 1, 1999, Meadows Apartments and Meadows East Apartments Limited Partnership notes were foreclosed. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Meadows Apartments and Meadows East Apartments to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

Hilltop Apartments, Hurbell I, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnerships had notes payable which were due November 2, 1999, December 19, 1999, December 20, 1999, December 20, 1999 and December 6, 1997, respectively. The Local Limited Partnerships did not have the resources to pay the amounts due. On the dates shown in the following table, The Local Limited Partnerships were foreclosed upon and, pursuant to the security agreement of the notes, the note holders were substituted as sole limited partners of the Local Limited Partnerships. Also, the note holder's assignee was substituted as the general partner.

          Partnership                         Foreclosure Date

          Hilltop                              August 9, 2000
          Hurbell I                           October 26, 2000
          Park Avenue West I                  January 17, 2000
          Park Avenue West II                 January 17, 2000
          Rodeo Drive                          January 1, 2000

No gain or loss has been recorded as a result of the transfer of these Partnership interests. With the loss of the partnership's interest in Hilltop, Hurbell I, Park Avenue West I & II and Rodeo Drive to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

On July 24, 2000, the noteholder foreclosed on the note payable by the Partnership which was collaterized by its interest in Kimberton Apartments Associates Limited Partnership. The holder of the note was NHP, the general partner of the Partnership and an affiliated party. As a result of this transaction, the Partnership lost its interest in the Local Limited Partnership. No gain or loss has been recorded as a result of the transfer of this interest. With the loss of the Partnership's interest in Kimberton Apartments Associates Limited Partnership to the note holder, the Partnership will not receive any future benefits from the Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

Hurbell II and Hurbell III Limited Partnerships had notes payable which were due November 2, 1999, and they did not have the resources to pay the amounts due. The Partnerships interest in these Local Limited Partnerships were foreclosed and, pursuant to the security agreement of the notes, the note holders were substituted as sole limited partners of the Local Limited Partnerships on April 3, 2001 and March 28, 2001, respectively. Also, the note holder's assignee was substituted as the general partner. The financial statements do not include any adjustments which might result from the outcome of these transactions.

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property and the note payable and accrued interest thereon to the General Partner from the Partnership. The Partnership paid approximately $2,027,000 to satisfy the note and accrued interest.

During 2000, the General Partner advanced the Partnership approximately $33,000. No advances were made during 1999. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. During 1999, the Partnership repaid approximately $34,000 of advances from the General Partner.

As of December 31, 2000, the Partnership owes the General Partner approximately $1,296,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees is predicated on the operations and/or sale or refinancing of the underlying Properties of the Local Limited Partnerships.

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At December 31, 2000, the Partnership continued to hold an interest in nine Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of December 31, 2000, the Partnership had no carrying basis in six of the Local Limited Partnerships and therefore reflected no results of operations for its share of losses for these Local Limited Partnerships.

The Partnership had a net loss of approximately $311,000 for the year ended December 31, 2000, compared to a net profit of approximately $2,000 for the year ended December 31, 1999. Net loss per unit of limited partnership interest decreased to $(16.71) from net income per interest of $0.11 for the years ended December 31, 2000 and 1999, respectively. The decrease in net profit was due to a decrease in revenues slightly offset by a decrease in total expenses. The decrease in total revenues was due to the recognition of the Partnership's share of income from the Local Limited Partnership and the recognition of interest income from Local Limited Partnerships during 1999 partially offset by distributions in excess of investment in Local Limited Partnerships during 2000.

The decrease in total expenses was due to decreases in administration and reporting fees and interest on notes payable attributable to foreclosures on six and two of the Partnership's investments in Local Limited Partnerships during 2000 and 1999, respectively. These decreases were offset by an increase in operating expenses primarily attributable to increases in professional fees.

The Partnership did not recognize approximately $707,000 of its allocated share of losses from ten Local Limited Partnerships for the year ended December 31, 2000, as the Partnership's net carrying basis in these Local Limited
Partnerships had been reduced to zero. In addition the Partnership did not recognize approximately $27,000 of its allocated share of profits from one of the Local Limited Partnerships for the year ended December 31, 2000, as the Partnership had cumulative unrecognized losses with respect to this Local Limited Partnership. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $865,000 between periods, primarily due to the loss of the Partnership's interests in the Hilltop, Hurbell I, Park Avenue West I and II, Kimberton and Rodeo Drive Limited Partnerships in 2000 and the Meadows Apartments and Meadows East Apartments Limited Partnerships in 1999.

Item 7.     Financial Statements

The financial statements of the Partnership are included on pages 14 through 37 of this report.

                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund Two
Indianapolis, Indiana


We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund Two (the Partnership) as of December 31, 2000, and the related statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Esbro Limited Partnership, Mayfair Manor Limited Partnership or Windsor Apartment Associates Limited Partnership (investees of the Partnership) for the year ended December 31, 2000. We did not audit the financial statements of Rodeo Drive Limited Partnership, Kimberton Apartments Associates Limited Partnership, and Windsor Apartments Associates Limited Partnership (investees of the Partnership) for the year ended December 31, 1999. The financial statements of these investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely on the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund Two as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 9 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. Subsequent to December 31, 2000, the noteholders for certain of the Local Limited Partnerships foreclosed on the Partnership interests and, in 2000, the noteholders for certain other Local Limited Partnerships began foreclosure proceedings (Notes 2, 4 and 11). These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                               Ernst & Young LLP
Indianapolis, Indiana
March 14, 2001, except for Note 11, as to which the dates are March 28, 2001 and April 3, 2001

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                          (A MARYLAND LIMITED PARTNERSHIP)

                         STATEMENT OF FINANCIAL POSITION

                                December 31, 2000
                          (in thousands, except unit data)



                                     ASSETS
Cash and cash equivalents                                            $ 1
Investments in and advances to Local Limited
  Partnerships (Note 2)                                              2,168
                                                                   $ 2,169


                        LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Accrued expenses                                                      43
  Administrative and reporting fees payable to
   General Partner (Note 3)                                          1,296
  Advances from General Partner (Note 3)                                33
  Note payable to General Partner (Note 4)                           1,160
  Accrued interest on note payable to General Partner
   (Note 4)                                                          1,805
                                                                     4,337

Partners' deficit:
  General Partner - The National Housing Partnership
   (NHP)                                                              (177)
  Original Limited Partner - 1133 Fifteenth Street
   Two Associates                                                     (181)
  Other Limited Partners - 18,258 investment units                  (1,810)
                                                                    (2,168)

                                                                   $ 2,169

                   See Accompanying Notes To Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                          (A MARYLAND LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)


                                                              Years Ended December 31,
                                                                2000           1999
REVENUE:
  Share of profits from Local Limited Partnerships
   (Note 2)                                                     $ --          $ 293
  Distribution in excess of investment in Local Limited
   Partnership                                                      55            --
  Interest income                                                   --             1
  Interest income from Local Limited Partnership                    --           124
                                                                    55           418

COSTS AND EXPENSES:
  Share of losses from Local Limited Partnerships (Note 3)           2            --
  Administrative and reporting fees to General Partner
   (Note 3)                                                         77           114
  Interest on notes payable to General Partner (Note 5)            185           242
  Interest on partner loans (Note 4)                                --             1
  Other operating expenses                                         102            59
                                                                   366           416

NET (LOSS) PROFIT                                              $ (311)         $ 2

ALLOCATION OF NET (LOSS) PROFIT:
  General Partner - NHP                                         $ (3)          $ --
  Original Limited Partner - 1133 Fifteenth Street Two
   Associates                                                       (3)           --
  Other Limited Partners                                          (305)            2
                                                               $ (311)         $ 2

NET (LOSS) PROFIT PER OTHER LIMITED PARTNERSHIP INTEREST       $(16.71)       $ 0.11


                   See Accompanying Notes To Financial Statements


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                          (A MARYLAND LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' DEFICIT

                          (in thousands, except unit data)


                                   The National      1133
                                     Housing      Fifteenth       Other
                                   Partnership    Street Two     Limited
                                      (NHP)       Associates     Partners        Total

Deficit at January 1, 1999            $ (182)       $ (186)      $(2,304)       $(2,672)

Net profit for the year ended
   December 31, 1999                      --            --             2              2

Deficit at December 31, 1999            (182)         (186)       (2,302)        (2,670)

Transfer of interest (Note 4)              8             8           797            813

Net loss for the year ended
   December 31, 2000                      (3)           (3)         (305)          (311)

Deficit at December 31, 2000          $ (177)       $ (181)      $(1,810)       $(2,168)

Percentage interest at
   December 31, 2000 and 1999             1%             1%           98%          100%
                                          (A)           (B)           (C)


(A)   General Partner

(B)   Original Limited Partner

(C)   Consists of 18,258 investment units at December 31, 2000 and 1999.

                   See Accompanying Notes To Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                          (A MARYLAND LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                                                     Years Ended December 31,
                                                                        2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Distributions received in excess of investment in
   Local Limited Partnership                                            $ 55         $ --
  Interest received                                                        --             1
  Payment of administrative and reporting fees to
   General Partner                                                         --          (107)
  Operating expenses paid                                                 (94)          (81)
  Interest income received from Local Limited Partnership                  --           124
  Payment of interest on partner loans                                     --            (3)
        Net cash used in operating activities                             (39)          (66)

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                             5            77

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from General Partner                               --           (34)
  Advances from General Partner                                            33            --
        Net cash provided by (used in) financing activities                33           (34)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (1)          (23)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              2            25

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 1           $ 2

RECONCILIATION OF NET (LOSS) PROFIT TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net (loss) profit                                                   $ (311)        $ 2
   Adjustments to reconcile net (loss) profit to net
     cash used in operating activities:
      Share of losses (profits) from Local Limited Partnerships             2          (293)
      Increase in accrued interest on deferred
        acquisition notes                                                 186           241
      Decrease in accrued interest on Partner loans                        --            (2)
      Increase in administrative and reporting fees payable                76             7
      Increase (decrease) in other accrued expenses                         8           (21)

        Total adjustments                                                 272           (68)

Net cash used in operating activities                                  $ (39)        $ (66)

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

                   See Accompanying Notes To Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                          (A MARYLAND LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(1)   SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

During 1985, the Partnership acquired 94.5% (98% with respect to allocation of losses) of the limited partnership interests in twenty-one Local Limited Partnerships. At December 31, 2000, the Partnership retained an ownership interest in nine of the original Local Limited Partnerships.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying values of other assets and liabilities reported on the statement of financial position that require such disclosure approximate fair value.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As defined, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At December 31, 2000, the Partnership continues to hold an interest in nine Local Limited Partnerships: Esbro Limited Partnership, Mayfair Manor Limited Partnership, Hurbell II Limited Partnership, Hurbell III Limited Partnership, San Juan del Centro Limited Partnership, Caroline Arms Limited Partnership, Harold House Limited Partnership, West Oak Village Limited Partnership, and
Windsor Apartments Associates Limited Partnership. During 1999, the Partnership's interests in Meadows East Apartments Limited Partnership and Meadows Apartments Limited Partnership were foreclosed, and during 2000, the Partnership's interests in Hilltop, Hurbell I, Park Avenue West I and II, Kimberton Apartments and Rodeo Drive Limited Partnerships were foreclosed.

Subsequent to December 31, 2000, the Partnership's interests in Hurbell II Limited Partnership and Hurbell III Limited Partnership were foreclosed, and Windsor Apartments Associates Limited Partnership sold its property. See Note 11 for further details.

Meadows Apartments and Meadows East Apartments Limited Partnerships both had notes payable which were due on December 12, 1997. The Local Limited Partnerships did not have the resources to pay the amounts due. Effective August 5, 1999 and December 1, 1999, Meadows Apartments and Meadows East Apartments Limited Partnership notes were foreclosed. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Meadows Apartments and Meadows East Apartments to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

Hilltop Apartments, Hurbell I, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnerships had notes payable which were due November 2, 1999, December 19, 1999, December 20, 1999, December 20, 1999 and December 6, 1997, respectively. The Local Limited Partnerships did not have the resources to pay the amounts due. On the dates shown in the following table, The Local Limited Partnerships were foreclosed and, pursuant to the security agreement of the notes, the note holders were substituted as sole limited partners of the Local Limited Partnerships. Also, the note holder's assignee was substituted as the general partner.

          Partnership                         Foreclosure Date

          Hilltop                              August 9, 2000
          Hurbell I                           October 26, 2000
          Park Avenue West I                  January 17, 2000
          Park Avenue West II                 January 17, 2000
          Rodeo Drive                          January 1, 2000

No gain or loss has been recorded as a result of the transfer of these Partnership interests. With the loss of the partnership's interest in Hilltop, Hurbell I, Park Avenue West I & II and Rodeo Drive to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

On July 24, 2000, the noteholder foreclosed on the note payable by the Partnership which was collaterized by its interest in Kimberton Apartments Associates Limited Partnership. The holder of the note was NHP, the general partner of the Partnership and an affiliated party. As a result of this transaction, The Partnership lost its interest in the Local Limited Partnership. No gain or loss has been recorded as a result of the transfer of this interest. With the loss of the Partnership's interest in Kimberton Apartments Associates Limited Partnership to the note holder, the Partnership will not receive any future benefits from the Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $707,000 and $1,572,000 of losses from ten and eleven Local Limited Partnerships during 2000 and 1999, respectively. During 2000 and 1999 the Partnership's share of profits in one and three Local Limited Partnerships of approximately $27,000 and $61,000, respectively, were offset against prior year losses not recognized. As of December 31, 2000 and 1999, the Partnership has not recognized approximately $12,009,000 and $17,904,000, respectively, of its allocated cumulative share of losses from seven and twelve Local Limited Partnerships in which its investment has been reduced to zero. The Partnership's allocated cumulative share of losses in the six Local Limited Partnerships with a zero investment balance that were foreclosed during the year ended December 31, 2000, was approximately $6,575,000.

The Partnership made no advances to the Local Limited Partnerships during 2000 and 1999. During 1993 the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

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

Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 2000 and the combined results of operations for the years ended December 31, 2000 and 1999, are as follows:

                      CONDENSED COMBINED FINANCIAL POSITION
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                               December 31, 2000
Assets:
  Land                                                               $ 3,074
  Buildings and improvements, net of accumulated
   depreciation of approximately $18,314 and impairment
   losses on rental property of approximately $1,968                  23,071
  Other                                                                4,422

                                                                     $ 30,567
Liabilities:
  Mortgage notes payable                                            $ 11,541
  Notes payable                                                       10,713
  Accrued interest on notes payable                                   16,032
  Other liabilities                                                    3,439

Partners' Deficit:
  National Housing Partnership Realty Fund Two                       (10,256)
  Other partners                                                        (902)
                                                                     (11,158)

                                                                    $ 30,567


                    CONDENSED COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)

                                                         Years Ended December 31,
                                                           2000             1999

Revenues                                                 $ 8,978          $12,262

Expenses:
  Operating expenses                                       6,331            8,648
  Financial expenses - primarily interest                    226              327
  Interest on notes payable                                1,353            1,882
  Depreciation and amortization                            1,760            1,899
  Impairment loss on rental property                          --              736
                                                           9,670           13,492

Net loss                                                  $ (692)         $(1,230)

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Eight Local Limited Partnerships operate rental housing projects organized under Section 236 of the National Housing Act. The remaining Local Limited Partnership operates a project organized under
Section 221(d)(3) of the National Housing Act. Each of the Local Limited Partnerships receives some form of rental assistance from HUD. During the year ended December 31, 2000 and 1999, the projects received a total of approximately $5,759,000 and $6,616,000, respectively, of rental assistance from HUD.

Regulation of Affordable Housing

The Federal Housing Administration ("FHA") has contracted with the nine subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 1,299 units, or 97% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, the Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In markets in rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnerships.

All of the properties owned by the Local Limited Partners receiving project based rent subsidies under Section 8 will have their contracts expire during the year ending December 31, 2001. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its
Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing existing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loans, and any other HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of Section 8 participation.

Depreciation is calculated generally using the straight-line method over the estimated useful life of the related assets.

The mortgage  notes  payable are insured by the Federal  Housing  Administration
(FHA) and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 3% to 8.5% per annum. For the remaining eight rental housing projects insured under Section 236, FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with lenders.

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

These notes mature as follows:

Local Partnership                           Due Date    Note Amount  Accrued Interest

Esbro Limited Partnership                   10/25/99      $ 1,204         $ 1,850
Mayfair Manor Limited Partnership           10/25/99        1,654           2,608
Hurbell II Limited Partnership              11/02/99        1,502           2,184
Caroline Arms Limited Partnership           11/15/99        1,561           2,517
Harold House Limited Partnership            11/15/99          599             967
Hurbell III Limited Partnership             12/19/99          688             999
San Juan Del Centro Limited Partnership     12/20/99        1,458           2,103

      Total Delinquent                                      8,666          13,228

West Oak Limited Partnership               11/30/2013       2,047           2,804

      Total due                                           $10,713         $16,032

The West Oak Village Limited Partnership note bears interest at the rate of 9% per annum. The note is nonrecourse and is secured by a security interest in the Partnership's interest in the Local Limited Partnership. During 1997, the noteholders entered into an agreement with the Partnership, under which the maturity date of the note was extended until November 2013, assuming annual payments of interest are made to the noteholders. Under the terms of the agreement, payments are to be made equal to the annual interest at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. At any time prior to the note's maturity, the Partnership has the option to repay the acquisition note at a discount equal to 70% of the property's annual scheduled rent but not less than $700,000. The required annual installment of interest for 2000 was not made. Accordingly, the Local Limited Partnership is currently in default and the Partnership interest is subject to foreclosure. The Local Limited Partnership is actively attempting to sell its net assets.

Caroline Arms, Harold House and San Juan Del Centro Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The notes were due November 15, 1999, November 15, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Harold House Local Limited Partnership is actively attempting to sell its net assets.

Esbro and Mayfair Manor Limited Partnership notes were executed by the respective Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by a security interest in all Partnership interests in the respective Local Limited Partnership. The notes were initially due on October 15, 1997. Effective February 16, 1998, both Esbro and Mayfair Manor Limited Partnerships executed Amended and Restated Promissory Notes for each of their respective notes. The Amended Notes extended the maturity of the notes to October 25, 1999. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. During 2000, both Local Limited Partnerships received notice of demand for payment and the commencement of foreclosure proceedings. Such foreclosure is subject to HUD approval, which is pending. Continuation of both of the Local Limited Partnerships' operations in the present form is dependent on the outcome of these proceedings. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Meadows Apartments and Meadows East Apartments Limited Partnerships both had notes payable which were due on December 12, 1997. The Local Limited Partnerships did not have the resources to pay the amounts due. Effective August 5, 1999 and December 1, 1999, Meadows Apartments and Meadows East Apartments Limited Partnership notes were foreclosed. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Meadows Apartments and Meadows East Apartments to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

Hilltop Apartments, Hurbell I, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnerships had notes payable which were due November 2, 1999, December 19, 1999, December 20, 1999, December 20, 1999 and December 6, 1997 respectively. The Local Limited Partnerships did not have the resources to pay the amounts due. On the dates shown in the following table, The Local Limited Partnerships were foreclosed upon and, pursuant to the security agreement of the notes, the note holders were substituted as sole limited partners of the Local Limited Partnerships. Also, the note holder's assignee was substituted as the general partner.

          Partnership                         Foreclosure Date

          Hilltop                              August 9, 2000
          Hurbell I                           October 26, 2000
          Park Avenue West I                  January 17, 2000
          Park Avenue West II                 January 17, 2000
          Rodeo Drive                          January 1, 2000

No gain or loss has been recorded as a result of the transfer of these Partnership interests. With the loss of the partnership's interest in Hilltop, Hurbell I, Park Avenue West I & II and Rodeo Drive to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

Subsequent to December 31, 2000, the holder of the notes relating to Hurbell I and Hurbell II foreclosed on the Partnership's interests in these Local Limited Partnerships and Windsor Apartments Associates Limited Partnership sold its investment property. See Note 11 for further details involving these transactions.

SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement") requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

During 1999, Hurbell I Limited Partnership recognized an impairment loss on its rental property in the amount of approximately $736,000. This impairment loss was the result of the net carrying value of the assets exceeding the estimated net sales value. The Partnership lost its interest in Hurbell I through foreclosure on October 26, 2000.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2000. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $77,000 and $114,000 during 2000 and 1999, respectively. During 1999, the Partnership paid the General Partner approximately $107,000 of these fees. No payments were made during 2000 for these fees. The balance owed to the General Partner for these fees is approximately $1,296,000 as of December 31, 2000.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

During 2000, the General Partner advanced the Partnership approximately $33,000. No advances were made during 1999. During 1999, the Partnership repaid advances of approximately $34,000 and accrued interest of approximately $3,000 to the General Partner. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 9.5% at December 31, 2000. At December 31, 2000, the Partnership had $33,000 in unpaid borrowings due to the General Partner.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by seven and eleven of the Local Limited Partnerships during 2000 and 1999, respectively. NHPMC and other affiliates of NCHP earned approximately $579,000 and $768,000 for management fees and other services provided to the Local Limited Partnerships during 2000 and 1999, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2000 and 1999, were approximately $973,000 and $1,335,000, respectively.

(4)   NOTE PAYABLE

The note payable by the Partnership bears simple interest at a rate of 10% per annum. The note is payable to NHP in the same amount and same terms as notes executed by NHP to former project owners, is nonrecourse, and is collateralized by the Partnership's interest in Windsor Apartments Associates Limited Partnership. The note was due on October 24, 1999. Subsequent to December 31, 2000, Windsor Apartments Associates Limited Partnership sold its investment property and the net proceeds were used to satisfy the note. See Note 11 for further details.

On July 24, 2000, the noteholder foreclosed on the note payable by the Partnership which was collaterized by its interest in Kimberton Apartments Associates Limited Partnership. The holder of the note was NHP, the general partner of the Partnership and an affiliated party. As a result of this transaction, the Partnership lost its interest in the Local Limited Partnership. No gain or loss has been recorded as a result of the transfer of this interest. With the loss of the Partnership's interest in Kimberton Apartments Associates Limited Partnership to the note holder, the Partnership will not receive any future benefits from the Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

(5)   INCOME TAXES

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

A reconciliation follows (in thousands):

                                                  Years Ended December 31,
                                                     2000            1999

Net (loss) profit per financial statements          $ (311)          $ 2

Add (deduct):
  Interest on notes payable                             75             241
  Gain on foreclosure                                  813              --
  Partnership's share of Local Limited
   Partnerships' (loss) profit                      11,272           6,510
  Other                                                 32            (293)

Profit per tax return                              $11,881         $ 6,460

The following is a reconciliation between the Partnership's reported amounts and the Federal tax basis of net assets at December 31, 2000 (in thousands):

Net deficit as reported                                        $ (2,169)

Add (deduct):
  Investment in Partnerships                                    (19,652)
  Other                                                             308

Net deficit - Federal tax basis                                $(21,513)

(6) ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALE OR REFINANCING

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

(7)   ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1999, the number of Limited Partnership Units decreased by 42 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The profit or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the end of the year. There were no such abandonments in 2000.

(8)   LEGAL PROCEEDINGS

In October 1997, NHP received a subpoena from the Inspector General ("IG") of HUD requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties (the "Transactions"). Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or AIMCO, the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and do not believe that the investigations will result in a material adverse impact on their operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

(9)   GOING CONCERN

Certain of the Local Partnership's notes payable are past due (see Note 3). Therefore, there is the possibility that the Partnership will lose its ownership interest in the Local Limited Partnerships through foreclosure by the noteholder. Subsequent to December 31, 2000, the note holders for certain of the Local Limited Partnerships foreclosed on the Partnership interests, and in 2000, note holders for certain other Local Limited Partnerships began foreclosure proceedings (see Notes 2, 4 and 11). Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity date of these notes or to repay or refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

(10) REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED


                                                                            Cost
                                                                       Capitalized
                                       Initial Cost                     (Removed)
                                     To Local Limited                   Subsequent
                                        Partnership                   to Acquisition
                                      (in thousands)                  (in thousands)

                                                    Buildings
                                                   and Related
                                                     Personal                Carrying Cost
        Description         Encumbrances   Land      Property   Improvements  Adjustments

Caroline Arms Limited
  Partnership                   (1)       $ 260      $ 4,497      $ 2,164        $ --
Esbro Limited Partnership       (1)          360       2,566          738          (500)
Harold House Limited
  Partnership                   (1)           80       1,782        1,344            --
Hurbell II Limited
  Partnership                   (1)          240       3,941        1,849            --
Hurbell III Limited
  Partnership                   (1)          150       1,894          828            --
Mayfair Manor Limited
  Partnership                   (1)          450       3,720        1,195        (1,468)
San Juan Del Centro
  Limited Partnership           (1)          725       3,360        1,225            --
West Oak Village Limited
  Partnership                   (1)          400       4,667        1,089            --
Windsor Apartments
  Associated Limited
    Partnership                 (1)          169       5,926          808            --

  Totals                                 $ 2,834     $32,353      $11,240       $(1,968)


                              Gross Amount At Which
                                    Carried
                             At December 31, 2000
                                (in thousands)

                                    Buildings
                                     And
                                   Related
                                   Personal            Accumulated    Date of     Date   Depreciable
       Description          Land   Property Total(2)  Depreciation  ConstructionAcquired Life-Years
                                               (3)         (3)
                                                      (in thousands)
Caroline Arms Limited
  Partnership              $ 317   $ 6,604   $ 6,921    $ (2,809)      1972      04/85     5-50
Esbro Limited Partnership     375    2,789     3,164      (1,342)      1972      04/85     5-50
Harold House Limited
  Partnership                 123    3,083     3,206      (1,195)      1973      05/85     5-50
Hurbell II Limited
  Partnership                 302    5,728     6,030      (2,352)      1972      04/85     5-50
Hurbell III Limited
  Partnership                 184    2,688     2,872      (1,115)      1973      04/85     5-50
Mayfair Manor Limited
  Partnership                 463    3,434     3,897      (1,771)      1971      04/85     5-50
San   Juan   Del   Centro
Limited
  Partnership                 733    4,577     5,310      (2,040)      1970      04/85     5-50
West Oak Village Limited
  Partnership                 408    5,748     6,156      (2,505)      1972      04/85     5-50
Windsor Apartments
  Associates Limited
    Partnership               169    6,734     6,903      (3,185)      1972      04/85     5-30

  Totals                  $ 3,074  $41,385   $44,459    $(18,314)



(1)   Schedule of Encumbrances (in thousands)

                                                               Notes
                                                            Payable and
                                               Mortgage       Accrued
Partnership Name                                Notes         Interest       Total

Caroline Arms Limited Partnership              $ 1,721        $ 4,078       $ 5,799
Esbro Limited Partnership                          828          3,054         3,882
Harold House Limited Partnership                   674          1,566         2,240
Hurbell II Limited Partnership                   1,385          3,686         5,071
Hurbell III Limited Partnership                    824          1,687         2,511
Mayfair Manor Limited Partnership                1,160          4,262         5,422
San Juan del Centro Limited Partnership          1,432          3,561         4,993
West Oak Village Limited Partnership             1,384          4,851         6,235
Windsor Apartments Associates Limited
  Partnership                                    2,133             --         2,133

  Total                                        $11,541        $26,745       $38,286

(2)   The  aggregate  cost of real  estate for  Federal  income tax  purposes at
      December 31, 2000 is approximately $46,059,000, and accumulated depreciation for Federal income tax purposes at December 31, 2000 is approximately $35,015,000.

(3)   Reconciliation of real estate (in thousands)

                                                 Years Ended December 31,
                                                   2000           1999

Balance at beginning of period                   $ 58,156       $ 63,358
Improvements during the period                      1,319          1,721
Disposals of rental properties                    (15,016)        (6,187)
Impairment losses on rental property                   --           (736)
Balance at end of period                         $ 44,459       $ 58,156


      Reconciliation of accumulated depreciation (in thousands)

                                                   2000           1999

Balance at beginning of period                   $ 23,145       $ 24,333
Depreciation expense for the period                 1,756         1,894
Disposals of rental properties                     (6,587)        (3,082)
Balance at end of period                         $ 18,314       $ 23,145



(11)  SUBSEQUENT EVENTS

Hurbell II and Hurbell III Limited Partnerships had notes payable which were due November 2, 1999, and they did not have the resources to pay the amounts due. The Partnership's interests in these Local Limited Partnerships were foreclosed and, pursuant to the security agreement of the notes, the note holders were substituted as sole limited partners of the Local Limited Partnerships on April 3, 2001 and March 28, 2001, respectively. Also, the note holder's assignee was substituted as the general partner. The financial statements do not include any adjustments which might result from the outcome of these transactions. No gain or loss was recognized as a result of these transactions.

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property and the note payable and accrued interest thereon to the General Partner from the Partnership. The Partnership paid approximately $2,027,000 to satisfy the note and accrued interest. The remaining balances outstanding of approximately $980,000 were forgiven which resulted in a credit to partners' deficit for such amount.

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

Lance J. Graber (39) was appointed Executive Vice President - Acquisitions of NCHP and AIMCO in October 1999. His principal business function is acquisitions. Prior to joining AIMCO, Mr. Graber was an Associate from 1991 through 1992 and then a Vice President from 1992 through 1994 at Credit Suisse First Boston engaged in real estate financial advisory services and principal investing. He was a Director there from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties. Mr. Graber received a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania.

Patrick J. Foye (age 43) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye is responsible for acquisitions of partnership securities, consolidation of minority interests and corporate and other acquisitions. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Executive Officers

The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

Lance J. Graber (age 39). See "Directors of NCHP."

Patrick J. Foye  (age 43). See "Directors of NCHP."

Steven D. Ira (age 49) has served as Executive Vice President of NCHP since 1997 and of AIMCO since 1994. From 1987 until July 1994, he served as President of Property Asset Management ("PAM"). Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and he is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

Joel F. Bonder (age 52) was appointed Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective December 1997. Prior to joining the Company, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until December 1997. Mr. Bonder served as Vice President and Deputy General Counsel of NHP from June 1991 to March 1994 and as Associate General Counsel of NHP Incorporated from 1986 to 1991. From 1983 to 1985, Mr. Bonder practiced with the Washing, D.C. law firm of Lane & Edson, P.C. and from 1979 to 1983 practiced with the Chicago law firm of Ross and Hardines. Mr. Bonder received a B.A. from the University of Rochester and a J.D. from Washington University School of Law.

Paul J. McAuliffe (age 44) has been Executive Vice President of NCHP and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining the Company, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp and prior to that time had been a Managing Director of Smith Barney, Inc. from 1993 to 1996, where he was senior member of the underwriting team that lead AIMCO's initial public offering in 1994. Mr. McAuliffe was also a Managing Director and head of the real estate group at CS First Boston from 1990 to 1993 and he was a Principal in the real estate group at Morgan Stanley & Co., Inc. where he worked from 1983 to 1990. Mr. McAuliffe received a B.A. from Columbia College and an M.B.A. from University of Virginia, Darden School.

Martha L. Long (age 41) has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

There is no family relationship between any of the foregoing directors and executive officers.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit of $39,000 and non-audit services (principally tax-related) of $6,000.

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

NHP is also the sole general partner of NHP Investment Partners I and NHP Investment Partners III. NHP Investment Partners III, a limited partnership, holds a 4.5% limited partnership interest (1% with respect to losses) in Hurbell III Limited Partnership. NHP Investment Partners I, a limited partnership, holds a 4.5% limited partnership interest (1% for allocation of losses) in the remaining eight Local Limited Partnerships. Prior to the admittance of the Partnership into the Local Limited Partnerships, NHP Investment Partners I and NHP Investment Partners III held a 1% general partnership interest and 98% limited partnership interest in the Local Limited Partnerships.

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 2000.

         Name of Beneficial Owner              Number of Units        % of Class

AIMCO and affiliates                                1,149                6.29%
  (affiliates of the General Partner)

The business address of AIMCO is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Subsequent to December 31, 2000, AIMCO acquired an additional 785 limited partnership units, bringing its total to 1,934 units or 10.59% of the total (18,258) limited partnership units.

Item 12.    Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $77,000 and $114,000 during 2000 and 1999, respectively. During 1999, the Partnership paid the General Partner approximately $107,000 of these fees. No payments were made during 2000 for these fees. The balance owed to the General Partner for these fees is approximately $1,296,000 as of December 31, 2000.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

During 2000, the General Partner advanced the Partnership approximately $33,000. No advances were made during 1999. During 1999, the Partnership repaid advances of approximately $34,000 and accrued interest of approximately $3,000 to the General Partner. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 9.5% at December 31, 2000. At December 31, 2000, the Partnership had $33,000 in unpaid borrowings due to the General Partner.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by seven and eleven of the Local Limited Partnerships during 2000 and 1999, respectively. NHPMC and other affiliates of NCHP earned approximately $579,000 and $768,000 for management fees and other services provided to the Local Limited Partnerships during 2000 and 1999, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2000 and 1999, were approximately $973,000 and $1,335,000, respectively.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 99.1, Audited Combined Financial Statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report

      (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller


                                    Date:


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Patrick J. Foye                        Date:
Patrick J. Foye
President


/s/Martha L. Long                         Date:
Martha L. Long
Senior Vice President and
Controller

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERS REALTY FUND TWO

                              FINANCIAL STATEMENTS

                   FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999

                          Independent Auditors' Report

To The Partners of
National Housing Partnership Realty Fund Two
Indianapolis, Indiana

We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two (the Partnership) holds a limited partnership interest as of December 31, 2000, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Esbro Limited Partnership, Mayfair Manor Limited Partnership or Windsor Apartment Associates Limited Partnership (three of the fifteen Local Limited Partnerships) for the year ended December 31, 2000 which reflect total assets of 29% of combined total assets as of December 31, 2000, and net losses which reflect 53% of combined net loss for the year then ended. We did not audit the financial statements of Hurbell I Limited Partnership, Rodeo Drive Limited Partnership, Kimberton Apartments Associates Limited Partnership or Windsor Apartment Associates Limited Partnership (four of the seventeen Local Limited Partnerships) for the year ended December 31, 1999 which reflect total assets of 30% of combined total assets as of December 31, 1999, and net losses which reflect 57% of combined net loss for the year then ended. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two holds a limited partnership interest as of December 31, 2000, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 6, 11 and 13 to the combined financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. Subsequent to December 31, 2000, the noteholders for certain of the Local Limited Partnerships foreclosed on the Partnership interests and, in 2000, the noteholders for certain other Local Limited Partnerships began foreclosure proceedings (Notes 6 and 14). These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                           /s/Ernst & Young LLP
Indianapolis, Indiana
March 14, 2001, except for Note 11 as to
  which the dates are March 28, 2001 and April 3, 2001

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


February 1, 2000

                          Independent Auditor's Report


Partners
Kimberton Apartments Associates
Indianapolis, IN

We have audited the accompanying statement of financial position of Kimberton Apartments Associates, FHA Project No.032-44013-LD, A Limited Partnership, as of December 31, 1999, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



Armacost & Orsborne LLP
Bethesda, Maryland
February 10, 2000

                          Independent Auditor's Report


To the Partners
Rodeo Drive Limited Partnership
Washington, D.C.

We have audited the accompanying statement of financial position of Rodeo Drive Limited Partnership (a California limited partnership), FHA Project No. 122-44452-LDP, as of December 31, 1999, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership is in default on its loan agreement at December 31, 1999, as a result of nonpayment. The Partnership has reached an agreement with the lender, where as in satisfaction of the loan, the assets of the Partnership will be transferred to the lender in 2000. As a result of the transaction, the Partnership will not continue as a going concern. The financial statements do not include any adjustments that might result from the transfer of all assets to the lender in 2000.

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


Hansen, Hunter & Kibbee, P.C.
Portland, Oregon
March 9, 2000

                          Independent Auditor's Report


Partners
Windsor Apartments Associates
Indianapolis, IN

We have audited the accompanying statement of financial position of Windsor Apartments Associates, FHA Project No. 032-44012-LD-WAH-SUP, A Limited Partnership, as of December 31, 2000, and the related statements of profit and loss, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Apartments Associates at December 31, 2000, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 14 to the financial statements, the assets of the Partnership were sold January 31, 2001.

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


Armacost & Orsborne LLP
Bethesda, Maryland
February 13, 2001

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


Armacost & Orsborne LLP
Bethesda, Maryland
February 10, 2000

                          Independent Auditors' Report



To the Partners
Esbro Limited Partnership
Tucson, Arizona

We have audited the accompanying balance sheet of Esbro Limited Partnership, FHA Project Number 123-44038-LDP, as of December 31, 2000, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Esbro Limited Partnership, FHA Project Number 123-44038-LDP, as of December 3,1 2000, and the results of operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 7, 2001 on our consideration of Esbro Limited Partnership's internal control and reports dated March 7, 2001, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

As discussed in Note F in the financial statements, certain of the Partnership's notes payable were due October 25, 1999; therefore, the notes are in default. During 2000, the noteholder commenced foreclosure proceedings on the Partnership interests of the Partnership. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Esbro Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Jon R. Young Company, P.C.
March 7, 2001

                          Independent Auditors' Report



To the Partners
Mayfair Manor Limited Partnership
Tucson, Arizona

We have audited the accompanying balance sheet of Mayfair Manor Limited Partnership, FHA Project Number 123-44022-LDP, as of December 31, 2000, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Manor Limited Partnership, FHA Project Number 123-44022-LDP, as of December 3,1 2000, and the results of operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 7, 2001 on our consideration of Mayfair Manor Limited Partnership's internal control and reports dated March 7, 2001, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

As discussed in Note F in the financial statements, certain of the Partnership's notes payable were due October 25, 1999; therefore, the notes are in default. During 2000, the noteholder commenced foreclosure proceedings on the Partnership interests of the Partnership. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Mayfair Manor Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Jon R. Young Company, P.C.
March 7, 2001

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENT OF FINANCIAL POSITION

                                   (in thousands)

                                December 31, 2000


                                     ASSETS
Cash and cash equivalents                                           $   863
Accounts receivable, net (Note 2)                                       232
Tenants' security deposits held in trust funds                          201
Prepaid expenses and other assets                                        99
Deferred finance costs                                                   57
Mortgage escrow deposits                                              2,943
Other assets                                                             27
Rental property, net (Notes 4, 5, 10 and 14)                         26,145

                                                                   $ 30,567

                        LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Accounts payable and accrued expenses                               1,101
  Accrued real estate taxes                                              76
  Partner loans and accrued interest (Note 7)                         2,071
  Tenants' security deposits payable                                    191
  Notes payable (Note 6)                                             10,713
  Accrued interest on notes payable (Note 6)                         16,032
  Mortgage notes payable (Note 5)                                    11,541
                                                                     41,725

  Partners' deficit                                                 (11,158)

                                                                   $ 30,567

                   See Accompanying Notes To Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                   (in thousands)



                                                              Years Ended December 31,
                                                                  2000         1999
REVENUE:
  Rental income (Note 3)                                        $ 8,511      $11,556
  Interest income                                                   153          184
  Other income                                                      314          522
                                                                  8,978       12,262
EXPENSES:
  Administrative expenses                                           958        1,050
  Utilities and operating expenses                                2,847        4,066
  Management and other services from related party (Note 9)         579          768
  Salaries and related benefits to related party (Note 9)           973        1,335
  Depreciation and amortization                                   1,760        1,899
  Taxes and insurance                                               909        1,301
  Financial expenses - primarily interest (Note 5)                  226          327
  Interest on notes payable (Notes 6 and 7)                       1,353        1,882
  Annual partnership administrative fees to General Partner
    (Note 7)                                                         65          128
  Impairment loss on rental property (Note 10)                       --          736
                                                                  9,670       13,492

NET LOSS                                                         $ (692)     $(1,230)

                   See Accompanying Notes To Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT

                                   (in thousands)

                                  National
                                   Housing The
                                Partnership     National       NHP          NHP
                                Realty Fund     Housing    Investment   Investment
                                    Two       Partnership  Partners I  Partners III     Total

Deficit at January 1, 1999        $(18,300)      $ (383)     $ (755)       $ (65)     $(19,503)

Distributions                          (77)          (1)          (4)          --          (82)

Cumulative unpaid
  distributions                        (43)          --           (2)          --          (45)

Net (loss) profit                   (1,218)         (12)           8           (8)      (1,230)

Transfer of interest
  (Note 11)                          5,533           59          263           --        5,855

Deficit at December 31, 1999       (14,105)        (337)        (490)         (73)     (15,005)

Distributions                          (60)          --           --           --          (60)

Net (loss) profit                     (681)          (7)          (5)           1         (692)

Transfer of interest
  (Note 11)                          4,590           46          (71)          34        4,599

Deficit at December 31, 2000      $(10,256)      $ (298)     $ (566)       $ (38)     $(11,158)

Percentage interest at
  December 31, 2000 and 1999          (A)            (B)         (C)          (D)

(A) Holds a 94.5% limited partnership interest (98% with respect to allocation of losses).

(B)   Holds a 1% general partnership interest in Local Limited Partnerships.

(C) Holds a 4.5% limited partnership interest (1% with respect to allocation of losses) in certain Local Limited Partnerships.

(D) Holds a 4.5% limited partnership interest (1% with respect to allocation of losses) in certain Local Limited Partnerships.

                   See Accompanying Notes To Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                                                Years Ended December 31,
                                                                  2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts:
   Rental receipts                                               $ 8,876        $11,473
   Interest receipts                                                 173            245
   Other operating receipts                                          274            481
   Tenant security deposits                                           41             11
   Transfer of operating liability to new owner                       --             14
   Entity receipts                                                    --              1
            Total receipts                                         9,364         12,225

  Disbursements:
   Administrative                                                   (629)          (943)
   Management fees                                                  (755)          (973)
   Utilities                                                      (1,476)        (1,670)
   Salaries and wages                                             (1,325)        (1,810)
   Operating and maintenance                                        (995)        (1,848)
   Real estate taxes                                                (429)          (591)
   Property insurance                                               (219)          (295)
   Miscellaneous taxes and insurance                                (284)          (428)
   Tenant security deposits                                           --            (11)
   Other operating disbursements                                      --           (151)
   Interest on mortgage                                              (73)          (224)
   Mortgage insurance premium                                        (64)           (79)
   Miscellaneous financial expenses                                   (6)           (13)
   Transfer of operating cash to new owner                          (224)           (36)
   Entity disbursements:
     Interest on notes payable                                        --           (124)
     Miscellaneous disbursements                                    (147)           (92)
            Total disbursements                                   (6,626)        (9,288)

Net cash provided by operating activities                          2,738          2,937

Cash flows from investing activities:
  Change in mortgage escrow accounts                                (864)            49
  Net purchase of fixed assets                                    (1,319)        (1,712)
  Other investing                                                    (61)           (76)

Net cash used in investing activities                             (2,244)        (1,739)


                   See Accompanying Notes To Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF CASH FLOWS (continued)

                                   (in thousands)

                                                                 Years Ended December 31,
                                                                   2000            1999
CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal payments                                        (659)          (903)
  Proceeds from loans or notes payable                                  8              1
  Principal payments on loans or notes payable                         (8)            --
  Distributions                                                       (60)           (82)
  Other financing                                                      45              7

Net cash used in financing activities                                (674)          (977)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (180)           221

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      1,043            822

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 863         $ 1,043

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net loss                                                       $ (692)        $(1,230)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation and amortization                                 1,760          1,899
      Impairment loss on rental properties                             --            736
      Changes in operating assets and liabilities:
        Net tenant receivables                                        205           (139)
        Accounts receivable - other                                   244           (100)
        Accrued receivables                                            (1)             7
        Prepaid expenses and other assets                              --            (19)
        Cash restricted for tenants' security deposits                 25            (17)
        Accounts payable trade                                         34            (68)
        Accrued liabilities                                          (103)            54
        Accrued interest - notes payable                            1,431          1,663
        Tenant security deposits held in trust                         16             17
        Prepaid revenue                                                (8)            32
        Transfer of operating cash to new owner                      (224)           (22)
        Entity liability accounts                                      53            124
            Total adjustments                                       3,432          4,167

Net cash provided by operating activities                         $ 2,738        $ 2,937

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Net write-off of assets and liabilities to reflect
   foreclosures and treated as a transfer of partnership
   interests                                                      $ 4,599        $ 5,855

                   See Accompanying Notes To Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS


(1) SUMMARY OF PARTNERSHIP ORGANIZATION, BASIS OF COMBINATION AND SIGNIFICANT ACCOUNTING POLICIES

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

During 1985, the Partnership acquired 94.5% (98% with respect to losses) of the limited partnership interests in twenty-one Local Limited Partnerships. As a limited partner in these Local Limited Partnerships, the Partnership does not exercise control or influence over the activities of the Local Limited Partnerships in accordance with the partnership agreements. As of December 31, 2000 and 1999, the Partnership continues to hold interests in nine and fifteen Local Limited Partnerships, respectively.

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

NHP is also the sole general partner of NHP Investment Partners I and NHP Investment Partners III. NHP Investment Partners III, a limited partnership, holds a 4.5% limited partnership interest (1% with respect to losses) in Hurbell I Limited Partnership (foreclosed in 2000), Hurbell III Limited Partnership and Hilltop Limited Partnerships (foreclosed in 2000). NHP Investment Partners I, a limited partnership, holds a 4.5% limited partnership interest (1% for allocation of losses) in the remaining twelve Local Limited Partnerships (four of which were foreclosed on during 2000). Prior to the admittance of the Partnership into the Local Limited Partnerships, NHP Investment Partners I and NHP Investment Partners III held a 1% general partnership interest and 98% limited partnership interest in the Local Limited Partnerships.

Basis of Combination

The combined financial statements include the accounts of the following fifteen and seventeen Local Limited Partnerships in which the Partnership holds a limited partnership interest during 2000 and 1999, respectively:

Caroline Arms Limited Partnership
Esbro Limited Partnership
Harold House Limited Partnership
Hilltop Limited  Partnership  (interest lost August 9, 2000)
Hurbell I Limited  Partnership  (interest  lost October 26, 2000)
Hurbell II Limited  Partnership
Hurbell  III  Limited  Partnership
Kimberton  Apartments  Associates  Limited  Partnership  (interest lost July 24,
2000)
Mayfair Manor Limited  Partnership
Meadows Apartments Limited Partnership (interest lost December 1, 1999) Meadows East Apartments Limited Partnership (interest lost August 5, 1999) Park Avenue West I Limited Partnership (interest lost January 17, 2000)
Park Avenue West II Limited Partnership (interest lost January 17, 2000) Rodeo Drive Limited Partnership (interest lost January 1, 2000)
San Juan del Centro  Limited  Partnership
West Oak Village Limited  Partnership
Windsor Apartments  Associates Limited Partnership

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

Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

(2)   ACCOUNTS RECEIVABLE

At December 31, 2000, accounts receivable consist of the following (in thousands):

Tenant receivables, net                               $  47
Housing assistance receivable (see Note 3)               78
Reserve releases receivable                              59
Other receivables                                        48

Accounts receivable, net                              $ 232

(3)   HOUSING ASSISTANCE AGREEMENTS

The Federal Housing Administration (FHA) has contracted with eight rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the respective Local Limited Partnerships on behalf of qualified tenants during 2000. The Local Limited
Partnerships received approximately $5,759,000 and $6,616,000 in the form of housing assistance payments during 2000 and 1999, respectively, which is included in "Rental Income" on the combined statements of operations.

Regulation of Affordable Housing

The Federal Housing Administration ("FHA") has contracted with the nine subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 1,299 units, or 97% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, the Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In markets in rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnerships.

All of the properties owned by the Local Limited Partners receiving project based rent subsidies under Section 8 will have their contracts expire during the year ending December 31, 2001. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its
Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing existing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loans, and any other HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of Section 8 participation.

(4)   RENTAL PROPERTY

At December 31, 2000 rental property consists of the following (in thousands):

Land                                             $ 3,074
Buildings and improvements                        41,385
                                                  44,459
Less accumulated depreciation                    (18,314)

Rental property, net                            $ 26,145

(5)   MORTGAGE NOTES PAYABLE

The mortgage notes payable are insured by FHA and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 3% to 8.5% per annum. However, FHA, under an interest reduction contract with the eight Section 236 properties, makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year terms of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lenders.

Under agreements with the mortgage lenders and FHA, the Local Limited Partnerships are required to make monthly escrow deposits for taxes, insurance, and reserves for the replacement of project assets and are subject to restrictions as to operating policies, rental charges, operating expenditures, and distributions to partners.

Approximate maturities of mortgage notes payable for the next five years and, thereafter, are as follows (in thousands):

          2001                 $ 611
          2002                    660
          2003                    712
          2004                    769
          2005                    830
       Thereafter               7,959

                              $11,541

(6)   NOTES PAYABLE

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

These notes mature as follows:

Local Partnership                           Due Date    Note Amount  Accrued Interest

Esbro Limited Partnership                   10/25/99      $ 1,204         $ 1,850
Mayfair Manor Limited Partnership           10/25/99        1,654           2,608
Hurbell II Limited Partnership              11/02/99        1,502           2,184
Caroline Arms Limited Partnership           11/15/99        1,561           2,517
Harold House Limited Partnership            11/15/99          599             967
Hurbell III Limited Partnership             12/19/99          688             999
San Juan Del Centro Limited Partnership     12/20/99        1,458           2,103

      Total Delinquent                                      8,666          13,228

West Oak Limited Partnership               11/30/2013       2,047           2,804

      Total due                                           $10,713         $16,032

The West Oak Village Limited Partnership note bears interest at the rate of 9% per annum. The note is nonrecourse and is secured by a security interest in the Partnership's interest in the Local Limited Partnership. During 1997, the noteholders entered into an agreement with the Partnership, under which the maturity date of the note was extended until November 2013, assuming annual payments of interest are made to the noteholders. Under the terms of the agreement, payments are to be made equal to the annual interest at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. At any time prior to the note's maturity, the Partnership has the option to repay the acquisition note at a discount equal to 70% of the property's annual scheduled rent but not less than $700,000. The required annual installment of interest for 2000 was not made. Accordingly, the Local Limited Partnership is currently in default and the Partnership interest is subject to foreclosure. The Local Limited Partnership is actively attempting to sell its net assets.

Caroline Arms, Harold House and San Juan Del Centro Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The notes were due November 15, 1999, November 15, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Harold House Local Limited Partnership is actively attempting to sell its net assets.

Esbro and Mayfair Manor Limited Partnership notes were executed by the respective Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by a security interest in all Partnership interests in the respective Local Limited Partnership. The notes were initially due on October 15, 1997. Effective February 16, 1998, both Esbro and Mayfair Manor Limited Partnerships executed Amended and Restated Promissory Notes for each of their respective notes. The Amended Notes extended the maturity of the notes to October 25, 1999. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. During 2000, Local Limited Partnerships received notice of demand for payment and the commencement of foreclosure proceedings. Such foreclosure is subject to HUD approval, which is pending. Continuation of both of the Local Limited Partnerships' operations in the present form is dependent on the outcome of these proceedings. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

(7)   DUE TO PARTNERS

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of approximately $65,000 and $128,000 for the years ended December 31, 2000 and 1999, respectively. Payments of these fees are made to the General Partner without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 2000 and 1999, the Local Limited Partnerships paid approximately $267,000 and $145,000, respectively. The balance owed to NHP for these fees was approximately $455,000 at December 31, 2000.

During 2000 and 1999, the General Partner advanced approximately $8,000 and $1,000 to one Local Limited Partnership. During 2000 approximately $8,000 was paid by the Local Limited Partnerships. No payments were made during 1999. At December 31, 2000, approximately $2,071,000 of loans and accrued interest were owed to the General Partner. Interest is charged at the Chase Manhattan prime interest rate plus 2%.

(8)   FEDERAL AND STATE INCOME TAXES

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

(9)   RELATED PARTY TRANSACTIONS

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by seven and eleven of the Local Limited Partnerships during 2000 and 1999, respectively. NHPMC and other affiliates of NCHP earned approximately $579,000 and $768,000 for management fees and other services provided to the Local Limited Partnerships during 2000 and 1999, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2000 and 1999, were approximately $973,000 and $1,335,000, respectively.

(10)  IMPAIRMENT LOSS ON RENTAL PROPERTY

The Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

During 1999, Hurbell I Limited Partnership recognized an impairment loss on its rental property in the amount of approximately $736,000 based on the General Partner's estimated net sales value (estimated selling price of the net assets, less an estimated cost of disposition). The Partnership lost its interest in Hurbell I through foreclosure on October 26, 2000.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2000. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

(11)  DISPOSALS OF RENTAL PROPERTIES

Meadows Apartments and Meadows East Apartments Limited Partnerships both had notes payable which were due on December 12, 1997. The Local Limited Partnerships did not have the resources to pay the amounts due. Effective August 5, 1999 and December 1, 1999, Meadows Apartments and Meadows East Apartments Limited Partnership notes were foreclosed. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Meadows Apartments and Meadows East Apartments to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

Hilltop Apartments, Hurbell I, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnerships had notes payable which were due November 2, 1999, December 19, 1999, December 20, 1999, December 20, 1999 and December 6, 1997 respectively. The Local Limited Partnerships did not have the resources to pay the amounts due. In accordance with the dates shown in the following table, The Local Limited Partnerships were foreclosed upon and, pursuant to the security agreement of the notes, the note holders were substituted as sole limited partners of the Local Limited Partnerships. Also, the note holder's assignee was substituted as the general partner.

          Partnership                         Foreclosure Date

          Hilltop                              August 9, 2000
          Hurbell I                           October 26, 2000
          Park Avenue West I                  January 17, 2000
          Park Avenue West II                 January 17, 2000
          Rodeo Drive                          January 1, 2000

No gain or loss has been recorded as a result of the transfer of these Partnership interests. With the loss of the partnership's interest in Hilltop, Hurbell I, Park Avenue West I & II and Rodeo Drive to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

On July 24, 2000, the holder foreclosed on the note payable by the Partnership which was collaterized by its interest in Kimberton Apartments Associates Limited Partnership. The holder of the note was NHP, the general partner of the Partnership and an affiliated party. As a result of this transaction, the Partnership lost its interest in the Local Limited Partnership. No gain or loss has been recorded as a result of the transfer of the interest. With the loss of the Partnership's interest in Kimberton Apartments Associates Limited Partnership to the note holder, the Partnership will not receive any future benefits from the Local Limited Partnership.

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. For the notes payable and related accrued interest, a reasonable estimate of fair value could not be made without incurring excessive costs. The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

(13)  GOING CONCERN

Certain of the Local Partnership's notes payable are past due (see Note 6). Therefore, there is the possibility that the Partnership will lose its ownership interest in the Local Limited Partnerships through foreclosure by the note holders. Subsequent to December 31, 2000, the noteholders for certain of the Local Limited Partnerships foreclosed on the Partnership interests and, in 2000, the noteholders for certain other Local Limited Partnerships have begun foreclosure proceedings. Continuation of the Local Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

(14)  SUBSEQUENT EVENTS

Hurbell II and Hurbell III Limited Partnerships had notes payable which were due November 2, 1999, and they did not have the resources to pay the amounts due. Pursuant to the security agreement of the notes, the note holders initiated foreclosure proceedings and were substituted as sole limited partners of the Local Limited Partnerships on April 3, 2001 and March 28, 2001, respectively. Also, the note holder's assignee was substituted as the general partner. The financial statements do not include any adjustments which might result from the outcome of these transactions.

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property and the note payable and accrued interest thereon to the General Partner from the Partnership.