Form 10QSB
period 2001-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2001-05-15
CIK 762859

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

                   For the quarterly period ended March 31, 2001


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

                                 March 31, 2001
                          (in thousands, except unit data)


ASSETS
   Cash and cash equivalents                                                 $   14
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                                     270
                                                                             $  284

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Accrued expenses                                                          $   19
   Administrative and reporting fees payable to
      General Partner                                                         1,310


Partners' capital (deficit)
   General Partner -- The National Housing
      Partnership (NHP)                                       $ 1,578
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                      (187)
   Other Limited Partners -- 18,258 investment
      units                                                    (2,436)       (1,045)

                                                                            $   284




                   See Accompanying Notes to Financial Statements

b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                        (in thousands, except per unit data)



                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
REVENUES:
  Share of profits from Local Limited Partnerships                $ 127       $   2
  Other income                                                       97          --
                                                                    224           2
COSTS AND EXPENSES:
  Administrative and reporting fees to General Partner               15          21
  Interest on notes payable to General Partner                       10          56
  Other operating expenses                                           24          12
                                                                     49          89

Net INCOME (loss)                                                 $ 175       $ (87)

ALLOCATION OF NET INCOME (LOSS):
  General Partner - NHP                                           $   2       $  (1)
  Original Limited Partner - 1133 Fifteenth Street Two
   Associates                                                         2          (1)
  Other limited partners                                            171         (85)

                                                                 $  175      $  (87)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST               $ 9.37      $(4.66)




                   See Accompanying Notes to Financial Statements

c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                    Statement of Partners' Capital (Deficit)
                                   (Unaudited)
                          (in thousands, except unit data)


                                   The National      1133
                                      Housing      Fifteenth       Other
                                    Partnership   Street Two      Limited
                                       (NHP)      Associates     Partners        Total

Partners' deficit at
  December 31, 2000                   $ (177)       $ (181)       $(1,810)      $(2,168)

Transfer of interest                      805            (8)         (797)           --

Net income - three months
  ended March 31, 2001                      2             2           171           175

Forgiveness of debt by General
  Partner (Note 4)                        948            --            --           948

Partners' capital (deficit) at
  March 31, 2001                      $ 1,578       $ (187)       $(2,436)      $(1,045)

Percentage interest at
  March 31, 2001                         1%            1%           98%          100%
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 18,258 investment units

                   See Accompanying Notes to Financial Statements

d)
                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                        (A Maryland Limited Partnership)
                            Statements of Cash Flows

                                   (in thousands)


                                                                    Three Months Ended March 31,
                                                                        2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Distributions received in excess of investment in Local
   Limited Partnership                                                  $   97         $   --
  Advances made in excess of investment in Local Limited
   Limited Partnership                                                      (3)            --
  Operating expenses paid                                                  (45)            (1)
  Payment of interest on note payable to General Partner                (1,815)            --
        Net cash used in operating activities                           (1,766)            (1)

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                          2,027             --
  Advances to Local Limited Partnership                                     (3)            --
        Net cash provided by investing activities                        2,024             --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from General Partner                               (33)            --
  Payment on note payable to General Partner                              (212)            --
        Net cash used in financing activities                             (245)            --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        13             (1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1`              2

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 14            $   1

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net income (loss)                                                    $ 175           $ (87)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
      Share of income from Local Limited Partnerships                     (127)            (2)
        Changes in operating assets and liabilities:
        (Decrease) increase in accrued interest on note
          payable to General Partner                                    (1,805)            56
        Increase in administrative and reporting fees payable               15             21
        (Decrease) increase in other accrued expenses                      (24)            11
        Total adjustments                                               (1,941)            86

Net cash used in operating activities                                  $(1,766)         $  (1)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the three months  ended March 31,  2001,  the note payable to the General
Partner and accrued interest on the note payable to the General Partner were adjusted by approximately $948,000 which was treated as a transfer of interest in the Statement of Partners' Deficit to reflect the forgiveness of related party debt.



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

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2000.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At March 31, 2001, the Partnership continues to hold an interest in seven Local Limited Partnerships: Esbro Limited Partnership, Mayfair Manor Limited Partnership, Hurbell II Limited Partnership, San Juan del Centro Limited Partnership, Caroline Arms Limited Partnership, Harold House Limited Partnership and West Oak Village Limited Partnership. During 2000, the Partnership's interests in Park Avenue West I Limited Partnership, Park Avenue West II Limited Partnership, Rodeo Drive Limited Partnership, Hurbell I Limited Partnership, Hilltop Limited Partnership and Kimberton Limited Partnership were foreclosed upon. During the first quarter of 2001, the Partnership's interest in Hurbell III Limited Partnership was foreclosed upon and the property owned by Windsor Apartments Associates Limited Partnership was sold. Subsequent to March 31, 2001, the Partnership's interest in Hurbell II Limited Partnership was foreclosed upon.

In  addition,  Caroline  Arms,  Harold  House,  and San Juan Del Cantro  Limited
Partnerships all have notes payable which are currently in default and accordingly, the Local Limited Partnership interests are subject to potential foreclosure. West Oak Village Limited Partnership is currently in default due to non-payment of required annual interest payments, and this interest is also subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of the respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $345,000 and $223,000 of losses from six and nine Local Limited Partnerships during the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001 and 2000, the Partnership's share of profits in two and three Local Limited Partnerships of approximately $6,000 and $13,000, respectively, was offset against prior year losses not taken. As of March 31, 2001, the Partnership has not recognized approximately $11,768,000 of its allocated cumulative share of losses from six Local Limited Partnerships in which its investment has been reduced to zero. The Partnership's allocated cumulative share of losses in the Local Limited Partnership foreclosed on during the three months ended March 31, 2001 was approximately $581,000.

During the three months ended March 31, 2001, the Partnership made working capital advances of approximately $6,000 to two Local Limited Partnerships. No repayments were made during the three months ended March 31, 2001. No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships for the three months ended March 31, 2000. During 1993, the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

Advances to the Local Limited Partnership remain due and payable to the Partnership. Interest is calculated at the prime rate plus 2% (10.5% at March 31, 2001). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from the sale or refinancing of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

The following are unaudited combined statements of operations for the three months ended March 31, 2001 and 2000 of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships which are prepared on the accrual basis of accounting and supplied by the managing agents of the projects.

                        COMBINED STATEMENTS OF OPERATIONS

                                                Three Months Ended
                                                    March 31,
                                                2001          2000
                                                  (in thousands)
Rental income                                  $1,655        $2,347
Other income                                       81            85
Gain on sale of property                          667            --
   Total income                                 2,403         2,432

Operating expenses                              1,190         1,543
Interest, taxes and insurance                     509           651
Depreciation                                      462           449
   Total expense                                2,161         2,643

Net income (loss)                              $ 242         $ (211)

National Housing Partnership Realty
   Fund Two share of income (losses)           $ 214         $ (208)

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the three month periods ended March 31, 2001 and 2000, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $15,000 and $21,000, respectively for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $1,310,000 at March 31, 2001. The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

During the three months ended March 31, 2001, the Partnership made working capital advances of approximately $6,000 to two Local Limited Partnerships. No repayments were made during the three months ended March 31, 2001. No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships for the three months ended March 31, 2000.


(4)   SALE OF INVESTMENT PROPERTY OWNED BY LOCAL LIMITED PARTNERSHIP

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property and satisfy the note payable and accrued interest thereon to the General Partner from the Partnership. The Partnership paid approximately $2,027,000 to satisfy the note and accrued interest. The remaining balance of approximately $948,000 was forgiven and written off as a credit to partners' deficit.

(5)   SEGMENT INFORMATION

The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(6)   LEGAL PROCEEDINGS

In October 1997, NHP received a subpoena from the Inspector General ("IG") requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with management of a HUD-assisted property (the "Transactions"). Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP, the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

(7)   GOING CONCERN

Certain of the Local Partnership's notes payable are past due (see Note 2). Continuation of the Local Partnerships' operations in their present form is dependent on their ability to extend the maturity date, repay or refinance these notes. These conditions raise substantial doubt about the ability of the Partnership to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

Liquidity and Capital Resources

As of March 31, 2001, the Partnership retained an interest in seven of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

During the three months ended March 31, 2001, the Partnership made working capital advances of approximately $6,000 to two Local Limited Partnerships. No repayments were made during the three months ended March 31, 2001. No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships for the three months ended March 31, 2000.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in six of the remaining seven Local Limited Partnerships had been reduced to zero as of March 31, 2001. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. A distribution of approximately $2,027,000, comprised of proceeds from the sale of Windsor Apartments and distributions in excess of investment in Local Limited Partnerships of approximately $97,000, were received during the three months ended March 31, 2001. No distributions were received during the corresponding period in 2000. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately $14,000 at March 31, 2001 as compared to approximately $1,000 at December 31, 2000. The increase in cash and cash equivalents is due to approximately $2,024,000 of cash provided by investing activities offset by approximately $1,766,000 and $245,000 of cash used in operating and financing activities, respectively. Cash provided by investing activities consisted of distributions from the proceeds of the sale of Windsor Apartments. Cash used in operating activities consisted of repayment of the accrued interest on the note to the General Partner in addition to payment of operating expenses offset by distributions received in excess of investment. Cash used in financing activity consisted of payments on note payable to the General Partner and other advances from the General Partner. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at March 31, 2001 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 2001 plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner approximately $1,310,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Each Local Limited Partnership in which the Partnership currently holds an interest has a note payable due to the original owner of each respective property. With the exception of West Oak Village Limited Partnership, these notes are all past due and are currently in default. West Oak Village Limited Partnership is currently in default due to non-payment of required annual interest payments (see below).

The West Oak Village Limited Partnership note bears interest at the rate of 9% per annum. The note is nonrecourse and is secured by a security interest in the Partnership's interest in the Local Limited Partnership. During 1997, the noteholders entered into an agreement with the Partnership, under which the maturity date of the note was extended until November 2013, assuming annual payments of interest are made to the noteholders. Under the terms of the agreement, payments are to be made equal to the annual interest at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. At any time prior to the note's maturity, the Partnership has the option to pay off the acquisition note at a discount equal to 70% of the property's annual scheduled rent but not less than $700,000. The required annual installments of interest, pursuant to the agreement with the noteholders, have not been made. Accordingly, the Local Limited Partnership is currently in default on the required annual interest payments and the Partnership interests are subject to potential foreclosure. The Local Limited Partnership is actively attempting to sell its net assets.

Caroline Arms, Harold House and San Juan Del Centro Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The notes were due November, 15, 1999, November 15, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. All of the Local Limited Partnerships are actively attempting to sell their respective net assets.

Esbro and Mayfair Manor Limited Partnerships notes were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by a security interest in all Partnership interests in the respective Local Limited Partnership. The notes were initially due on October 15, 1997. Effective February 16, 1998, both Esbro and Mayfair Manor Limited Partnerships executed Amended and Restated Promissory Notes for each of their respective notes. The Amended Notes extended the maturity of the notes to October 25, 1999. Neither Limited Partnership not any partners thereof, present or future, assume any personal liability for the payment of the notes. Both Local Limited Partnerships received notice of demand for payment and the commencement of foreclosure proceedings. Such foreclosure is subject to HUD approval, which is pending. Continuation of both the Local Limited Partnerships' operations in the present form is dependent upon the outcome of these proceedings. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Hurbell III Limited Partnership had a note payable which was due on November 2, 1999. The Local Limited Partnership did not have the resources to pay the amount due. On March 28, 2001, the holder of the note payable related to Hurbell III exercised its remedy under the security agreement with respect to such note payable, and was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the noteholders assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Hurbell III, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income through the date of foreclosure will be generated and allocated to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partners' individual tax situation.

As of March 31, 2001, Hurbell II Limited Partnership has a note payable which was due on November 2, 1999. The Local Limited Partnership does not have the resources to pay the amount due. On April 2, 2001, the holder of the note payable related to Hurbell II exercised its remedy under the security agreement with respect to such note payable, and was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the noteholders assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Hurbell II, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income through the date of foreclosure will be generated and allocated to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partners' individual tax situation.

Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnership all had notes payable which were due December 20, 2000, December 20, 2000 and December 6, 1997, respectively. The Local Limited Partnerships did not have the resources to pay the amounts due. During January 2000, the holders of the notes payable relating to Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnership properties exercised their remedies under the security agreement with respect to such note payable, and were substituted as the sole limited partner of the applicable Local Limited Partnership in place of the Partnership and such note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Park Avenue West I, Park Avenue West II and Rodeo Drive to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income through the date of foreclosure will be generated and allocated to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

Meadows Apartments and Meadows East Apartments Limited Partnerships both had notes payable which were due on December 12, 1997. The Local Limited Partnerships did not have the resources to pay the amounts due. Effective August 5, 2000 and December 1, 2000, Meadows Apartments and Meadows East Apartments Limited Partnerships' properties were foreclosed upon. Pursuant to the security agreement of the note payable, the note holder was substituted as the sole limited partner of the Local Limited Partnership in place of the Partnership and the note holder's assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of this partnership interest. With the loss of the Partnership's interest in Meadows Apartments and Meadows East Apartments to the note holders, the Partnership will not receive any future benefits from these Local Limited Partnerships.

As a result of the conditions above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

The Partnership invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At March 31, 2001, the Partnership continued to hold an interest in seven Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of March 31, 2001, the Partnership had no carrying basis in six of the Local Limited Partnerships and therefore reflected no results of operations, for its share of profits or losses for these Local Limited Partnerships.

The Partnership had net income of approximately $175,000 for the three months ended March 31, 2001, compared to a net loss of approximately $87,000 for the three months ended March 31, 2000. Net income per unit of limited partnership increased to $9.37 from a net loss of $4.66 per unit. The increase in net income was primarily attributable to the Partnership's share of the gain recognized related to the sale of Windsor Apartments partially offset by the write-off of the remaining investment in the Local Limited Partnership which owned the property. The Partnership did not recognize approximately $345,000 of its allocated share of losses from six Local Limited Partnerships for the three months ended March 31, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. In addition, the Partnership did not recognize approximately $6,000 of its allocated share of profits from one of the Local Limited Partnerships for the three months ended March 31, 2001, as the Partnership had cumulative unrecognized losses with respect to these two Local Limited Partnerships. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $122,000 between periods. The increase is primarily due to higher net losses at West Oak Village
Apartments during the three months ended March 31, 2001 as compared to the corresponding period in 2000.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

In October 1997, NHP received a subpoena from the Inspector General ("IG") requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with management of a HUD-assisted property (the "Transactions"). Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP, the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                  (Registrant)


                                    By:   The National Housing Partnership,
                                          General Partner


                                    By:   National Corporation for Housing
                                          Partnerships, General Partner


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


                                    Date: May 15, 2001