Form 10QSB
period 2001-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2001-08-14
CIK 762859

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

                 For the quarterly period ended June 30, 2001


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

a)
                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                         Statement of Financial Position
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2001


ASSETS
   Cash and cash equivalents                                                $ 1
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                                 285

                                                                          $ 286
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
   Accrued expenses                                                        $ 26
   Administrative and reporting fees payable to
      General Partner                                                     1,321

Partners' capital (deficit)
   General Partner -- The National Housing
      Partnership (NHP)                                     $ 1,578
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                    (187)
   Other Limited Partners -- 18,258 investment
      units                                                  (2,452)     (1,061)

                                                                          $ 286


                See Accompanying Notes to Financial Statements

b)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                     (in thousands, except per unit data)

                                                  Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                   2001        2000        2001        2000
Revenues:
  Share of profits from Local Limited
     Partnership                                   $ 15        $ 27        $ 142       $ 29
  Interest income                                       1          --           1          --
  Other income                                          1          34          98          34
                                                       17          61         241          63
Costs and Expenses:
  Administrative and reporting fees to
    General Partner                                    10          21          25          41
  Interest on notes payable to General
    Partner                                            --          61          10         117
  Other operating expenses                             23          29          47          41
                                                       33         111          82         199

Net (loss) income                                  $ (16)      $ (50)      $ 159      $ (136)

Allocation of net (loss) income:
  General Partner - NHP                            $ --        $ (1)        $ 2        $ (1)
  Original Limited Partner - 1133 Fifteenth
    Street Two Associates                              --          (1)          2          (1)
  Other limited partners                              (16)        (48)        155        (134)

                                                   $ (16)      $ (50)      $ 159      $ (136)
Net (loss) income per limited partnership
  interest                                        $ (0.88)    $ (2.63)    $ 8.49      $ (7.34)

                See Accompanying Notes to Financial Statements


c)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                   Statement of Partners' Capital (Deficit)
                                   (Unaudited)
                                (in thousands)


                                  The National      1133
                                     Housing     Fifteenth       Other
                                   Partnership   Street Two     Limited
                                      (NHP)      Associates     Partners        Total

Partners' deficit at
  December 31, 2000                  $ (177)       $ (181)      $(1,810)       $(2,168)

Transfer of interest                     805           (8)         (797)            --

Net income - six months ended
  June 30, 2001                            2            2           155            159

Forgiveness of debt (Note 4)             948           --            --            948

Partners' capital (deficit) at
  June 30, 2001                      $ 1,578       $ (187)      $(2,452)       $(1,061)

Percentage interest at
  June 30, 2001                          1%           1%            98%         100%
                                         (A)          (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 18,258 investment units

                See Accompanying Notes to Financial Statements


d)
                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Cash Flows
                                   (Unaudited)
                                (in thousands)

                                                                   Six Months Ended June 30,
                                                                      2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest income received                                            $ 1            $ --
  Distributions received in excess of investment in Local
   Limited Partnership                                                   98             34
  Advances made in excess of investment in Local Limited
   Limited Partnership                                                   (3)            --
  Operating expenses paid                                               (60)           (41)
  Payment of interest on note payable to General Partner             (1,815)            --
        Net cash used in operating activities                        (1,779)            (7)

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                       2,027              5
  Advances to Local Limited Partnership                                  (3)            --
        Net cash provided by investing activities                     2,024              5

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from General Partner                            (33)            --
  Payment on note payable to General Partner                           (212)            --
        Net cash used in financing activities                          (245)            --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                --             (2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1`             2

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 1            $ --

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net income (loss)                                                 $ 159          $ (136)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
      Share of income from Local Limited Partnerships                  (142)           (29)
        Changes in operating assets and liabilities:
        (Decrease) increase in accrued interest on note
          payable to General Partner                                 (1,806)           117
        Increase in administrative and reporting fees payable            25             41
        Decrease in other accrued expenses                              (15)            --
        Total adjustments                                            (1,938)           129

Net cash used in operating activities                               $(1,779)         $ (7)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During  the six months  ended June 30,  2001,  the note  payable to the  General
Partner and accrued interest on the note payable to the General Partner were adjusted by approximately $948,000 which was treated as a transfer of interest in the Statement of Partners' Capital (Deficit) to reflect the forgiveness of related party debt. See Note 4 for further discussion.

                See Accompanying Notes to Financial Statements


e)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                          Notes to Financial Statements
                                   (Unaudited)


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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At June 30, 2001, the Partnership continues to hold an interest in six Local Limited Partnerships: Esbro Limited Partnership, Mayfair Manor Limited Partnership, San Juan del Centro Limited Partnership, Caroline Arms Limited Partnership, Harold House Limited Partnership and West Oak Village Limited
Partnership. During the six months ended June 30, 2001, the Partnership's interest in Hurbell II and Hurbell III Limited Partnerships were foreclosed upon and the property owned by Windsor Apartments Associates Limited Partnership was sold. During 2000, the Partnership's interests in Park Avenue West I Limited Partnership, Park Avenue West II Limited Partnership, Rodeo Drive Limited Partnership, Hurbell I Limited Partnership, Hilltop Limited Partnership and Kimberton Limited Partnership were foreclosed upon.

In  addition,  Caroline  Arms,  Harold  House,  and San Juan Del Cantro  Limited
Partnerships all have notes payable which are currently in default and accordingly, the Local Limited Partnership interests are subject to foreclosure. West Oak Village Limited Partnership is currently in default due to non-payment of required annual interest payments, and this partnership interest is also subject to foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity date of the respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $462,000 and $363,000 of losses from six and ten Local Limited Partnerships during the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001 and 2000, the Partnership's share of profits in one and two, respectively, Local Limited Partnerships in the amount of approximately $6,000 and $25,000, respectively, was offset against prior years' losses taken. As of June 30, 2001, the Partnership has not recognized approximately $11,100,000 of its allocated cumulative share of losses from five Local Limited Partnerships in which its investment has been reduced to zero. The Partnership's allocated cumulative share of losses in the Local Limited Partnerships foreclosed on during the six months ended June 30, 2001 was approximately $1,366,000.

During the six months ended June 30, 2001, the Partnership made working capital advances of approximately $6,000 to two Local Limited Partnerships. No repayments were received during the six months ended June 30, 2001. No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships for the six months ended June 30, 2000. During 1993, the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. During the six months ended June 30, 2001, the Partnership's interests in Hurbell II and Hurbell III Limited Partnerships were foreclosed upon and the property owned by Windsor Apartments Associates Limited Partnership was sold. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

Advances to the Local Limited Partnership remain due and payable to the Partnership. Interest is calculated at the prime rate plus 2% (8.75% at June 30, 2001). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from the sale or refinancing of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

The following are unaudited combined statements of operations for the six months ended June 30, 2001 and 2000 of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships which are prepared on the accrual basis of accounting and supplied by the managing agents of the projects.

                        COMBINED STATEMENTS OF OPERATIONS

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                          2001         2000        2001        2000
                                           (in thousands)           (in thousands)

Rental income                            $1,192       $2,303      $2,847      $4,650
Other income                                 45          113         126         198
Gain on sale of property                     --           --         667          --
   Total income                           1,237        2,416       3,640       4,848

Operating expenses                          681        1,396       1,871       2,939
Interest, taxes and insurance               361          657         870       1,308
Depreciation                                297          464         759         913
   Total expense                          1,339        2,517       3,500       5,160

Net (loss) income                        $ (102)      $ (101)      $ 140      $ (312)

National Housing Partnership
  Realty Fund Two share of income
  (losses)                               $ (102)      $ (101)      $ 112      $ (309)

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the six month periods ended June 30, 2001 and 2000, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $25,000 and $41,000, respectively, for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $1,321,000 at June 30, 2001. The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

During the six months ended June 30, 2001, the Partnership made working capital advances of approximately $6,000 to two Local Limited Partnerships. No repayments were received during the six months ended June 30, 2001. No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships for the six months ended June 30, 2000.

(4)   SALE OF INVESTMENT PROPERTY OWNED BY LOCAL LIMITED PARTNERSHIP

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property and satisfy the note payable and accrued interest thereon to the General Partner from the Partnership. The Partnership paid approximately $2,027,000 to satisfy the note and accrued interest. The remaining balance of approximately $948,000 was forgiven and treated as a capital contribution by the General Partner.

(5)   SEGMENT INFORMATION

The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(6)   LEGAL PROCEEDINGS

In October 1997, NHP received a subpoena from the Inspector General ("IG") of the United States Department of Housing and Urban Development ("HUD") requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with management of a HUD-assisted property (the "Transactions"). Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and do not believe that the investigations will result in a material adverse impact on their operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

Liquidity and Capital Resources

As of June 30, 2001, the Partnership retained an interest in six of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

During the six months ended June 30, 2001, the Partnership made working capital advances of approximately $6,000 to two Local Limited Partnerships. No repayments were received during the six months ended June 30, 2001. No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships for the six months ended June 30, 2000.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in five of the remaining six Local Limited Partnerships had been reduced to zero as of June 30, 2001. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. A distribution of approximately $2,027,000 comprised of proceeds from the sale of Windsor Apartments and distributions in excess of investment in Local Limited Partnerships of approximately $98,000 were received during the six months ended June 30, 2001. No distributions were received during the corresponding period in 2000. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

There was no change in cash and cash equivalents since December 31, 2000. Approximately $2,024,000 of cash provided by investing activities was offset by approximately $1,779,000 and $245,000 of cash used in operating and financing activities, respectively. Cash provided by investing activities consisted of distributions from the proceeds of the sale of Windsor Apartments slightly offset by advances to Local Limited Partnerships. Cash used in operating activities consisted primarily of repayment of the accrued interest on the note to the General Partner in addition to payment of operating expenses offset by distributions received in excess of investment. Cash used in financing activities consisted of payments on the note payable to the General Partner and other advances from the General Partner. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at June 30, 2001 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 2001 plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner approximately $1,321,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Each Local Limited Partnership in which the Partnership currently holds an interest has a note payable due to the original owner of each respective property. With the exception of West Oak Village Limited Partnership, these notes are all past due and are currently in default. West Oak Village Limited Partnership is currently in default due to non-payment of required annual interest payments.

The West Oak Village Limited Partnership note bears interest at the rate of 9% per annum. The note is nonrecourse and is secured by a security interest in the Partnership's interest in the Local Limited Partnership. During 1997, the noteholders entered into an agreement with the Partnership, under which the maturity date of the note was extended until November 2013, assuming annual payments of interest are made to the noteholders. Under the terms of the agreement, payments are to be made equal to the annual interest at a variable rate based on the prior year's interest rate payment multiplied by the most recent Consumer Price Index rate, with any increase subject to a floor of 2% and a ceiling of 5%. At any time prior to the note's maturity, the Partnership has the option to pay off the acquisition note at a discount equal to 70% of the property's annual scheduled rent but not less than $700,000. The required annual installments of interest, pursuant to the agreement with the noteholders, have not been made. Accordingly, the Local Limited Partnership is currently in default on the required annual interest payments and the Partnership's interest is subject to foreclosure. The Local Limited Partnership is actively attempting to sell this asset.

Caroline Arms, Harold House and San Juan Del Centro Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future, assume any personal liability for the payment of the notes. The notes were due November, 15, 1999, November 15, 1999 and December 20, 1999, respectively. Each note is in default and the Partnership's Local Limited Partnership interests are subject to foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of their respective notes, or to repay or refinance their notes. Caroline Arms and Harold House Limited Partnerships are actively attempting to sell their respective assets.

Esbro and Mayfair Manor Limited Partnerships notes were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by a security interest in all Partnership interests in the respective Local Limited Partnership. The notes were initially due on October 15, 1997. Effective February 16, 1998, both Esbro and Mayfair Manor Limited Partnerships executed Amended and Restated Promissory Notes for each of their respective notes. The Amended Notes extended the maturity of the notes to October 25, 1999. Neither Limited Partnership nor any partners thereof, present or future, assume any personal liability for the payment of the notes. Both Local Limited Partnerships received notice of demand for payment and the commencement of foreclosure proceedings. Such foreclosure is subject to HUD approval, which is pending. Continuation of both the Local Limited Partnerships' operations in the present form is dependent upon the outcome of these proceedings. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Hurbell II and Hurbell III Limited Partnerships had notes payable which were due on November 2, 1999. The Local Limited Partnerships did not have the resources to pay the amounts due. On April 2, 2001 and March 28, 2001, respectively, the holder of these notes exercised its remedy under the security agreement with respect to such notes and was substituted as the sole limited partner of the Local Limited Partnerships in place of the Partnership and the noteholders assignee was substituted as the general partner. No gain or loss has been recorded as a result of the transfer of these partnership interests. With the loss of the Partnership's interest in Hurbell II and Hurbell III, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income through the date of foreclosure will be generated and allocated to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each specific partners' individual tax situation.

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

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At June 30, 2001, the Partnership continued to hold an interest in six Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of June 30, 2001, the Partnership had no carrying basis in five of the Local Limited Partnerships and therefore reflected no results of operations for its share of profits or losses for these Local Limited Partnerships.

The Partnership had net income of approximately $159,000 for the six months ended June 30, 2001, compared to a net loss of approximately $136,000 for the six months ended June 30, 2000. The Partnership had a net loss of approximately $16,000 for the three months ended June 30, 2001, compared to a net loss of approximately $50,000 for the three months ended June 30, 2000. Net income per unit of limited partnership increased to $8.49 per unit for the six months ended June 30, 2001 compared to a net loss of $7.34 per unit outstanding during the six months ended June 30, 2000. The increase in net income was primarily attributable to the Partnership's share of the gain recognized related to the sale of Windsor Apartments partially offset by the write-off of the remaining investment in the Local Limited Partnership which owned the property. The Partnership did not recognize approximately $462,000 of its allocated share of losses from six Local Limited Partnerships for the six months ended June 30, 2001, as the Partnership's net carrying basis in these Local Limited
Partnerships had been reduced to zero. In addition, the Partnership did not recognize approximately $6,000 of its allocated share of profits from one of the Local Limited Partnerships for the six months ended June 30, 2001, as the Partnership had cumulative unrecognized losses with respect to this Local Limited Partnership. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $99,000 between periods. The increase is primarily due to higher net losses at West Oak Village Apartments and Mayfair Manor during the six months ended June 30, 2001 as compared to the corresponding period in 2000.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

In October 1997, NHP received a subpoena from the Inspector General ("IG") of the United States Department of Housing and Urban Development ("HUD") requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with management of a HUD-assisted property (the "Transactions"). Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and do not believe that the investigations will result in a material adverse impact on their operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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