Form 10QSB
period 2001-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2001-11-13
CIK 762859

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

              For the quarterly period ended September 30, 2001


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

a)
                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                  Balance Sheet
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001


ASSETS
   Cash and cash equivalents                                               $ 1
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                                282

                                                                         $ 283
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
   Accrued expenses                                                       $ 31
   Administrative and reporting fees payable to
      General Partner                                                    1,330
   Advances from General Partner                                             8

Partners' capital (deficit)
   General Partner -- The National Housing
      Partnership (NHP)                                     $ 1,577
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                    (188)
   Other Limited Partners -- 18,258 investment
      units                                                  (2,475)    (1,086)

                                                                         $ 283

                See Accompanying Notes to Financial Statements

b)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                                 2001        2000        2001        2000
Revenues:
  Share of profits from Local Limited
    Partnership                                   $  --         $ 4       $ 139       $ 34
  Interest income                                    --          --           1          --
  Distribution in excess of investment in
    Local Limited Partnership                        --          21          98          55
                                                     --          25         238          89
costs and Expenses:
  Share of losses from Local Limited
    Partnership                                       3          --          --          --
  Administrative and reporting fees to
    General Partner                                   9          19          34          61
  Interest on notes payable to General
    Partner                                          --          39          10         157
  Other operating expenses                           13          31          60          72
                                                     25          89         104         290

Net (loss) income                                $ (25)      $ (64)      $ 134      $ (201)

allocation of net (loss) income:
  General Partner - NHP                          $  (1)       $ (1)        $ 1        $ (2)
  Original Limited Partner - 1133 Fifteenth
    Street Two Associates                           (1)         (1)          1          (2)
  Other limited partners                           (23)        (62)        132        (197)
                                                 $ (25)      $ (64)      $ 134      $ (201)
net (loss) income per limited partnership
  interest                                      $ (1.26)    $ (2.85)    $ 7.23      $(10.79)

                See Accompanying Notes to Financial Statements


c)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                   Statement of Partners' Capital (Deficit)
                                   (Unaudited)
                                (in thousands)

                                  The National      1133
                                     Housing     Fifteenth       Other
                                   Partnership   Street Two     Limited
                                      (NHP)      Associates     Partners        Total

Partners' deficit at
  December 31, 2000                  $ (177)       $ (181)      $(1,810)       $(2,168)

Transfer of interest (Note 4)            805           (8)         (797)            --

Net income - nine months ended
  September 30, 2001                       1            1           132            134

Forgiveness of debt (Note 4)             948           --            --            948

Partners' capital (deficit) at
  September 30, 2001                 $ 1,577       $ (188)      $(2,475)       $(1,086)

Percentage interest at
  September 30, 2001                     1%           1%            98%         100%
                                         (A)          (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 18,258 investment units

                See Accompanying Notes to Financial Statements


d)
                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Cash Flows
                                   (Unaudited)
                                (in thousands)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                    2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest income received                                          $ 1             $ --
  Distributions received in excess of investment in Local
   Limited Partnership                                               98               55
  Advances made in excess of investment in Local Limited
   Limited Partnership                                               (7)              --
  Operating expenses paid                                           (65)             (62)
  Payment of interest on note payable to General Partner         (1,815)              --
        Net cash used in operating activities                    (1,788)              (7)

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                   2,028                5
  Advances to Local Limited Partnership                              (3)              --
        Net cash provided by investing activities                 2,025                5

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from General Partner                                       8               --
  Repayment of advances from General Partner                        (33)              --
  Payment on note payable to General Partner                       (212)              --
        Net cash used in financing activities                      (237)              --

NET DECREASE IN CASH AND CASH EQUIVALENTS                            --               (2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1                2

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1             $ --

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net income (loss)                                              $ 134           $ (201)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
      Share of income from Local Limited Partnerships              (139)             (34)
        Changes in operating assets and liabilities:
        (Decrease) increase in accrued interest on note
          payable to General Partner                             (1,805)             157
        Increase in administrative and reporting fees payable        34               61
        (Decrease) increase in other accrued expenses               (12)              10
        Total adjustments                                        (1,922)             194

Net cash used in operating activities                           $(1,788)          $ (7)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the nine months ended September 30, 2001 and 2000, the note payable to the General Partner and accrued interest on the note payable to the General
Partner were adjusted by approximately $948,000 and $813,000, respectively, which was treated as a contribution of capital in the Statement of Partners'
Capital (Deficit) to reflect the forgiveness of related party debt. See Note 4 for further discussion.

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At September 30, 2001, the Partnership continues to hold an interest in four Local Limited Partnerships: San Juan del Centro Limited Partnership, Caroline Arms Limited Partnership, Harold House Limited Partnership and West Oak Village Limited Partnership. During the nine months ended September 30, 2001, the Partnership's interest in Esbro Limited Partnership, Mayfair Manor Limited Partnership, Hurbell II Limited Partnership and Hurbell III Limited Partnership were foreclosed upon and the property owned by Windsor Apartments Associates Limited Partnership was sold.

During  2000,  the  Partnership's  interests  in  Park  Avenue  West  I  Limited
Partnership, Park Avenue West II Limited Partnership, Rodeo Drive Limited Partnership, Hurbell I Limited Partnership, Hilltop Limited Partnership and Kimberton Limited Partnership were foreclosed upon.

In addition, Caroline Arms, Harold House, and San Juan Del Centro Limited Partnerships have notes payable which are currently in default and accordingly, the Local Limited Partnership interests are subject to foreclosure. West Oak Village Limited Partnership is currently in default due to non-payment of required annual interest payments, and this partnership interest is also subject to foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity date of the respective notes or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $620,000 and $435,000 of losses from six and nine Local Limited Partnerships during the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001 and 2000, the Partnership's share of profits in one and two, respectively, Local Limited Partnerships in the amount of approximately $6,000 and $77,000, respectively, was offset against prior years' losses taken. As of September 30, 2001, the Partnership has not recognized approximately $5,023,000 of its allocated cumulative share of losses from three Local Limited Partnerships in which its investment has been reduced to zero. The Partnership's allocated cumulative share of losses in the Local Limited Partnerships foreclosed on during the nine months ended September 30, 2001 was approximately $7,600,000.

During the nine months ended September 30, 2001, the Partnership made working capital advances to six Local Limited Partnerships totaling approximately $10,000. No repayments were received during the nine months ended September 30, 2001. No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships for the nine months ended September 30, 2000. During 1993, the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships.

Advances to the Local Limited Partnership remain due and payable to the Partnership. Interest is calculated at the prime rate plus 2% (8.00% at September 30, 2001). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from the sale or refinancing of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

The following are unaudited combined statements of operations for the nine months ended September 30, 2001 and 2000 of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships which are prepared on the accrual basis of accounting and supplied by the managing agents of the projects.

                        COMBINED STATEMENTS OF OPERATIONS

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2001         2000        2001        2000
                                           (in thousands)           (in thousands)

Rental income                            $ 950        $2,036      $3,797      $6,686
Other income                                 51           81         177         279
Gain on sale of property                     --           --         667          --
   Total income                           1,001        2,117       4,641       6,965

Operating expenses                          708        1,238       2,579       4,177
Interest, taxes and insurance               207          470       1,077       1,778
Depreciation                                251          423       1,011       1,335
   Total expense                          1,166        2,131       4,667       7,290

Net loss                                 $ (165)      $ (14)       $ (26)     $ (325)

Partnership's share of loss              $ (162)      $ (14)       $ (50)     $ (323)

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the nine month periods ended September 30, 2001 and 2000, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $34,000 and $61,000, respectively, for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $1,330,000 at September 30, 2001. The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

During the nine months ended September 30, 2001, the Partnership made working capital advances to six Local Limited Partnerships totaling approximately
$10,000 to cover Partnership entity expenses. This amount is included in operating expenses for the nine months ended September 30, 2001. No repayments were received during the nine months ended September 30, 2001. No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships for the nine months ended September 30, 2000.

During the nine months ended September 30, 2001 the Partnership received working capital advances of approximately $8,000 from the General Partner. No repayments were made during the nine month period ended September 30, 2001. No working capital advances or repayments were made during the nine month period ended September 30, 2000.

(4)   NOTES PAYABLE

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

On July 24, 2000, the holder foreclosed on the note payable of approximately $3,177,000 by the Partnership which was collaterized by its interest in Kimberton Apartments Associates Limited Partnership. The holder of the note was the General Partner. As a result of this transaction, the Partnership lost its interest in the Local Limited Partnership valued at approximately $2,364,000. The remaining balance of approximately $813,000 was forgiven and treated as a capital contribution by the General Partner.

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

(7)   GOING CONCERN

Certain of the Local Partnerships' notes payable are past due (see Note 2). Continuation of the Local Partnerships' operations in their present form is dependent on their ability to extend the maturity date or to repay or refinance these notes. These conditions raise substantial doubt about the ability of the Partnership to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.


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

Liquidity and Capital Resources

As of September 30, 2001, the Partnership holds an interest in four of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

During the nine months ended September 30, 2001, the Partnership made working capital advances to six Local Limited Partnerships totaling approximately
$10,000 to cover Partnership entity expenses. This amount is included in operating expenses for the nine months ended September 30, 2001. No repayments were received during the nine months ended September 30, 2001. No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships for the nine months ended September 30, 2000.

During the nine months ended September 30, 2001 the Partnership received working capital advances of approximately $8,000 from the General Partner. No repayments were made during the nine month period ended September 30, 2001. No working capital advances or repayments were made during the nine month period ended September 30, 2000.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in three of the remaining four Local Limited Partnerships had been reduced to zero as of September 30, 2001. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. A distribution of approximately $2,028,000 comprised of proceeds from the sale of Windsor Apartments and distributions in excess of investment in Local Limited Partnerships of approximately $98,000 were received during the nine months ended September 30, 2001. Distributions in excess of investment in Local Limited Partnerships of approximately $55,000 were received during the corresponding period in 2000. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations and/or net proceeds from the sale or refinancing of the underlying properties.

There was no change in cash and cash equivalents since December 31, 2000. Approximately $2,025,000 of cash provided by investing activities was offset by approximately $1,788,000 and $237,000 of cash used in operating and financing activities, respectively. Cash provided by investing activities consisted of distributions from the proceeds of the sale of Windsor Apartments slightly offset by advances to Local Limited Partnerships. Cash used in operating activities consisted primarily of repayment of the accrued interest on the note to the General Partner and, to a lesser extent, payment of operating expenses offset by distributions received in excess of investment. Cash used in financing activities consisted of payments on the note payable to the General Partner and other advances from the General Partner partially offset by advances from the General Partner. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at September 30, 2001 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. There can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner approximately $1,330,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

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

Caroline Arms, Harold House and San Juan Del Centro Limited Partnerships have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future, assume any personal liability for the payment of the notes. The notes were due November 15, 1999, November 15, 1999 and December 20, 1999, respectively. Each note is in default and the Partnership's Local Limited Partnership interests are subject to foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of their respective notes, or to repay or refinance their notes. Each of these Local Limited Partnerships are actively attempting to sell their respective assets.

Esbro and Mayfair Manor Limited Partnerships had notes payable which were originally due on October 15, 1997. Effective February 16, 1998, both Esbro and Mayfair Manor Limited Partnerships executed Amended and Restated Promissory Notes for each of their respective notes. The Amended Notes extended the maturity of the notes to October 25, 1999. The Local Limited Partnerships did not have the resources to pay the amounts due. On July 20, 2001, the holder of these notes exercised its remedy under the security agreement with respect to such notes and was substituted as the sole limited partner of the Local Limited Partnerships in place of the Partnership and the noteholder's assignee was substituted as the General Partner. No gain or loss has been recorded as a result of the transfer of these partnership interests. With the loss of the Partnership's interest in Esbro and Mayfair Manor, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income through the date of foreclosure will be generated and allocated to the Partnership's investors without any distributable cash. The specific impact of the tax consequence is dependent upon each partners' individual tax situation.

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

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At September 30, 2001, the Partnership continues to hold an interest in four Local Limited Partnerships. To the extent the Partnership still has a carrying basis in one of the Local Limited Partnerships, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of September 30, 2001, the Partnership had no carrying basis in three of the Local Limited Partnerships and therefore reflected no results of operations for its share of profits or losses for these Local Limited Partnerships.

The Partnership had net income of approximately $134,000 for the nine months ended September 30, 2001, compared to a net loss of approximately $201,000 for the nine months ended September 30, 2000. The Partnership had a net loss of approximately $25,000 for the three months ended September 30, 2001, compared to a net loss of approximately $64,000 for the three months ended September 30, 2000. Net income per unit of limited partnership increased to $7.23 per unit for the nine months ended September 30, 2001 compared to a net loss of $10.79 per unit outstanding during the nine months ended September 30, 2000. The increase in net income was primarily attributable to the Partnership's share of the gain recognized related to the sale of Windsor Apartments partially offset by the write-off of the remaining investment in the Local Limited Partnership which owned the property. The Partnership did not recognize approximately $620,000 of its allocated share of losses from six Local Limited Partnerships for the nine months ended September 30, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. In addition, the Partnership did not recognize approximately $6,000 of its allocated share of profits from one of the Local Limited Partnerships for the nine months ended September 30, 2001, as the Partnership had cumulative unrecognized losses with respect to this Local Limited Partnership. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $185,000 between periods. The increase is primarily due to higher net losses at West Oak Village Apartments and Mayfair Manor during the nine months ended September 30, 2001 compared to the corresponding period in 2000.

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

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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