Form 10QSB/A
period 2001-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2002-04-08
CIK 762859

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

                         PART I - FINANCIAL INFORMATION

(This document amends the Form 10-QSB for the quarter ended June 30, 2001 to properly reflect the forgiveness of debt by the holder of the Partnership's note payable.)

ITEM 1.     FINANCIAL STATEMENTS

a)
                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                  Balance Sheet
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2001


ASSETS
   Cash and cash equivalents                                                 $   1
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                                    603

                                                                            $  604
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
   Accrued expenses                                                          $  26
   Accrued interest on acquisition note (Note 4)                               241
   Administrative and reporting fees payable to
      General Partner (Note 3)                                               1,321

Partners' capital (deficit)
   General Partner -- The National Housing
      Partnership (NHP)                                      $ 633
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                    (177)
   Other Limited Partners -- 18,258 investment
      units                                                  (1,440)          (984)

                                                                            $ 604

                See Accompanying Notes to Financial Statements


b)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                  Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                   2001        2000        2001        2000
Revenues:
  Share of profits from Local Limited
     Partnership                                   $   18        $ 27       $ 459        $ 29
  Interest income                                       1          --           1          --
  Other income                                          1          34          98          34
                                                       20          61         558          63
costs and Expenses:
  Administrative and reporting fees to
    General Partner                                    10          21          25          41
  Interest on notes payable                            --          61          10         117
  Other operating expenses                             23          29          47          41
                                                       33         111          82         199

Income (loss) before extraordinary item               (13)        (50)        476        (136)
Extraordinary gain on forgiveness of debt
  (Note 4)                                             --          --         708          --

NET (LOSS) INCOME                                  $ (13)      $ (50)     $ 1,184     $ (136)

allocation of net (loss) income:
  General Partner - NHP                            $ --        $ (1)        $ 5        $ (1)
  Original Limited Partner - 1133 Fifteenth
    Street Two Associates                              --          (1)         12          (1)
  Other limited partners                              (13)        (48)      1,167        (134)

                                                   $ (13)      $ (50)     $ 1,184     $ (136)
PER LIMITED PARTNERSHIP UNIT:
  Income (loss) before extraordinary item           (0.71)      (2.63)      25.53       (7.34)
  Extraordinary gain on forgiveness of debt            --          --       38.39          --

NET (LOSS) INCOME PER LIMITED PARTNERSHIP
  INTEREST                                        $ (0.71)    $ (2.63)   $ 63.92      $ (7.34)

                See Accompanying Notes to Financial Statements


c)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                   Statement of Partners' Capital (Deficit)
                                   (Unaudited)
                                (in thousands)



                                  The National      1133
                                     Housing     Fifteenth       Other
                                   Partnership   Street Two     Limited
                                      (NHP)      Associates     Partners        Total

Partners' deficit at
  December 31, 2000                  $ (177)       $ (181)      $(1,810)       $(2,168)

Transfer of interest                     805           (8)         (797)            --

Net income - six months ended
  June 30, 2001                            5           12         1,167          1,184

Partners' capital (deficit) at
  June 30, 2001                       $ 633        $ (177)      $(1,440)       $ (984)

Percentage interest at
  June 30, 2001                          1%           1%            98%         100%
                                         (A)          (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 18,258 investment units

                See Accompanying Notes to Financial Statements


d)
                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Cash Flows
                                   (Unaudited)
                                (in thousands)


                                                                   Six Months Ended June 30,
                                                                      2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest income received                                            $ 1            $ --
  Distributions received in excess of investment in Local
   Limited Partnership                                                   98             34
  Advances made in excess of investment in Local Limited
   Limited Partnership                                                   (3)            --
  Operating expenses paid                                               (60)           (41)
  Payment of interest on note payable                                (1,575)            --
        Net cash used in operating activities                        (1,539)            (7)

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                       2,027              5
  Advances to Local Limited Partnership                                  (3)            --
        Net cash provided by investing activities                     2,024              5

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from General Partner                            (33)            --
  Payments on deferred acquisition note payable                        (452)            --
        Net cash used in financing activities                          (485)            --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                --             (2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1              2

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 1            $ --

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net income (loss)                                                $ 1,184         $ (136)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
      Share of income from Local Limited Partnerships                  (459)           (29)
        Changes in operating assets and liabilities:
        Extraordinary gain on forgiveness of debt                      (708)            --
        (Decrease) increase in accrued interest on deferred
          acquisition note                                           (1,564)           117
        Increase in administrative and reporting fees payable            25             41
        Decrease in other accrued expenses                              (17)            --
        Total adjustments                                            (2,723)           129

Net cash used in operating activities                               $(1,539)         $ (7)


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

(4)   SALE OF INVESTMENT PROPERTY OWNED BY LOCAL LIMITED PARTNERSHIP

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. The Partnership received approximately $2,027,000 from the local limited partnership as its portion of the initial sales proceeds. The Partnership used these funds to repay a portion of the note payable and accrued interest. The remaining principal balance of approximately $708,000 was forgiven and recognized as income. Accrued interest of approximately $241,000 remains unpaid at June 30, 2001. As part of the negotiated settlement with the note holder, the accrued interest balance will be repaid with the Partnership's share of the remaining undistributed proceeds from the sale.

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

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in five of the remaining six Local Limited Partnerships had been reduced to zero as of June 30, 2001. The Partnership also has an investment in Windsor Apartments Limited Partnership which represents the Partnership's share of the remaining undistributed sales proceeds from the sale of the underlying property. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. A distribution of approximately $2,027,000 comprised of initial proceeds from the sale of Windsor Apartments and distributions in excess of investment in Local Limited Partnerships of approximately $98,000 were received during the six months ended June 30, 2001. Distributions in excess of investment in Local Limited Partnerships of approximately $34,000 were received during the corresponding period in 2000. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

There was no change in cash and cash equivalents since December 31, 2000. Approximately $2,024,000 of cash provided by investing activities was offset by approximately $1,539,000 and $485,000 of cash used in operating and financing activities, respectively. Cash provided by investing activities consisted primarily of the initial distribution from the proceeds of the sale of Windsor Apartments. Cash used in operating activities consisted of repayment of the accrued interest on the note payable in addition to payment of operating expenses offset by distributions received in excess of investment. Cash used in financing activities consisted of payments on the note payable to the General Partner and other advances from the General Partner. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at June 30, 2001 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 2001 plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

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

The Partnership had net income of approximately $1,184,000 for the six months ended June 30, 2001, compared to a net loss of approximately $136,000 for the six months ended June 30, 2000. The Partnership had a net loss of approximately $13,000 for the three months ended June 30, 2001, compared to a net loss of approximately $50,000 for the three months ended June 30, 2000. Net income per unit of limited partnership increased to $63.92 per unit for the six months ended June 30, 2001 compared to a net loss of $7.34 per unit outstanding during the six months ended June 30, 2000. The increase in net income was primarily attributable to the Partnership's share of the gain recognized related to the sale of Windsor Apartments and an extraordinary gain on forgiveness of debt relating to the note payable. The Partnership did not recognize approximately $462,000 of its allocated share of losses from six Local Limited Partnerships for the six months ended June 30, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. In addition, the Partnership did not recognize approximately $6,000 of its allocated share of profits from one of the Local Limited Partnerships for the six months ended June 30, 2001, as the Partnership had cumulative unrecognized losses with respect to this Local Limited Partnership. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $99,000 between periods. The increase is primarily due to higher net losses at West Oak Village Apartments and Mayfair Manor during the six months ended June 30, 2001 as compared to the corresponding period in 2000.

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