Form 10QSB/A
period 2001-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2002-04-08
CIK 762859

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

                         PART I - FINANCIAL INFORMATION

(This document amends the Form 10-QSB for the quarter ended September 30, 2001 to properly reflect the forgiveness of debt by the holder of the Partnership's note payable.)

ITEM 1.     FINANCIAL STATEMENTS

a)
                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                  Balance Sheet
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001


ASSETS
   Cash and cash equivalents                                                 $   1
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                                    603

                                                                            $  604
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
   Accrued expenses                                                          $  31
   Administrative and reporting fees payable to
      General Partner                                                        1,330
   Advances from General Partner                                                 8
   Accrued interest on acquisition notes (Note 4)                              241

Partners' capital (deficit)
   General Partner -- The National Housing
      Partnership (NHP)                                      $ 640
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                    (177)
   Other Limited Partners -- 18,258 investment
      units                                                  (1,469)        (1,006)

                                                                            $  604

                See Accompanying Notes to Financial Statements

b)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                  Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                                   2001        2000        2001        2000
Revenues:
  Share of profits from Local Limited
    Partnership                                    $   --         $ 4       $ 459        $ 34
  Interest income                                      --          --           1          --
  Distribution in excess of investment in
    Local Limited Partnership                          --          21          98          55
                                                       --          25         558          89
costs and Expenses:
  Administrative and reporting fees to
    General Partner                                     8          19          34          61
  Interest on notes payable                            --          39          10         157
  Other operating expenses                             14          31          60          72
                                                       22          89         104         290

Income (loss) before extraordinary item               (22)        (64)        454        (201)
Extraordinary gain on forgiveness of debt
  (Note 4)                                             --          --         708          --

Net (loss) income                                  $ (22)      $ (64)     $ 1,162     $ (201)

allocation of net (loss) income:
  General Partner - NHP                            $ --        $ (1)        $ 5        $ (2)
  Original Limited Partner - 1133 Fifteenth
    Street Two Associates                              --          (1)         12          (2)
  Other limited partners                              (22)        (62)      1,145        (197)
                                                   $ (22)      $ (64)     $ 1,162     $ (201)
per Limited partnership unit:
  Income (loss) before extraordinary item           (1.21)      (2.85)      24.32      (10.79)
  Extraordinary gain on forgiveness of debt            --          --       38.39          --

net (loss) income per limited partnership
  interest                                        $ (1.21)    $ (2.85)   $ 62.71      $(10.79)

                See Accompanying Notes to Financial Statements

c)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                   Statement of Partners' Capital (Deficit)
                                   (Unaudited)
                                (in thousands)



                                  The National      1133
                                     Housing     Fifteenth       Other
                                   Partnership   Street Two     Limited
                                      (NHP)      Associates     Partners        Total

Partners' deficit at
  December 31, 2000                  $ (177)       $ (181)      $(1,810)       $(2,168)

Transfer of interest (Note 4)            805           (8)         (797)            --

Net income - nine months ended
  September 30, 2001                       5           12         1,145          1,162

Partners' capital (deficit) at
  September 30, 2001                  $ 633        $ (177)      $(1,462)       $(1,006)

Percentage interest at
  September 30, 2001                     1%           1%            98%         100%
                                         (A)          (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 18,258 investment units

                See Accompanying Notes to Financial Statements


d)
                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Cash Flows
                                   (Unaudited)
                                (in thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                      2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest income received                                            $ 1             $ --
  Distributions received in excess of investment in Local
   Limited Partnership                                                   98               55
  Advances made in excess of investment in Local Limited
   Limited Partnership                                                   (7)              --
  Operating expenses paid                                               (63)             (62)
  Payment of interest on note payable                                (1,575)              --
        Net cash used in operating activities                        (1,546)              (7)

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                       2,027                5
  Advances to Local Limited Partnership                                  (3)              --
        Net cash provided by investing activities                     2,024                5

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from General Partner                                           8               --
  Repayment of advances from General Partner                            (33)              --
  Payments on deferred acquisition note payable                        (452)              --
        Net cash used in financing activities                          (477)              --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                --               (2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1                2

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 1             $ --

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net income (loss)                                                $ 1,162          $ (201)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
      Share of income from Local Limited Partnerships                  (459)             (34)
        Changes in operating assets and liabilities:
        Extraordinary gain on forgiveness of debt                      (708)              --
        (Decrease) increase in accrued interest on deferred
          acquisition note payable                                   (1,564)             157
        Increase in administrative and reporting fees payable            34               61
        (Decrease) increase in other accrued expenses                   (11)              10
        Total adjustments                                            (2,708)             194

Net cash used in operating activities                               $(1,546)          $ (7)


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

In addition, Caroline Arms, Harold House, and San Juan Del Centro Limited Partnerships have notes payable which are currently in default and accordingly, the Local Limited Partnership interests are subject to foreclosure. West Oak Village Limited Partnership is currently in default due to non-payment of required annual interest payments, and this partnership interest is also subject to foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity date of the respective notes or to repay or refinance their notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

                        COMBINED STATEMENTS OF OPERATIONS

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2001         2000        2001        2000
                                           (in thousands)           (in thousands)

Rental income                            $ 950        $2,036      $3,797      $6,686
Other income                                 51           81         177         279
Gain on sale of property                     --           --         667          --
   Total income                           1,001        2,117       4,641       6,965

Operating expenses                          708        1,238       2,579       4,177
Interest, taxes and insurance               207          470       1,077       1,778
Depreciation                                252          423       1,011       1,335
   Total expense                          1,167        2,131       4,667       7,290

Net loss                                 $ (166)      $ (14)       $ (26)     $ (325)

Partnership's share of loss              $ (162)      $ (14)       $ (50)     $ (323)

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

(4)   NOTES PAYABLE

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. The Partnership received approximately $2,027,000 from the local limited partnership as its portion of the initial sales proceeds. The Partnership used these funds to repay a portion of the note payable and accrued interest. The remaining principal balance of approximately $708,000 was forgiven and recognized as income. Accrued interest of approximately $241,000 remains unpaid at September 30, 2001. As part of the negotiated settlement with the note holder, the accrued interest balance will be repaid with the Partnership's share of the remaining undistributed proceeds from the sale.

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

There was no change in cash and cash equivalents since December 31, 2000. Approximately $2,024,000 of cash provided by investing activities was offset by approximately $1,546,000 and $477,000 of cash used in operating and financing activities, respectively. Cash provided by investing activities consisted primarily of the initial distribution from the proceeds of the sale of Windsor Apartments. Cash used in operating activities consisted primarily of repayment of the accrued interest on the note payable in addition to payment of operating expenses offset by distributions received in excess of investment. Cash used in financing activities consisted of payments on the note payable and payments on advances from the General Partner partially offset by advances from the General Partner. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at September 30, 2001 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. There can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

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

The Partnership had net income of approximately $1,162,000 for the nine months ended September 30, 2001, compared to a net loss of approximately $201,000 for the nine months ended September 30, 2000. The Partnership had a net loss of approximately $22,000 for the three months ended September 30, 2001, compared to a net loss of approximately $64,000 for the three months ended September 30, 2000. Net income per unit of limited partnership increased to $62.71 per unit for the nine months ended September 30, 2001 compared to a net loss of $10.79 per unit outstanding during the nine months ended September 30, 2000. The increase in net income was primarily attributable to the Partnership's share of the gain recognized related to the sale of Windsor Apartments and an extraordinary gain on forgiveness of debt relating to the note payable. The Partnership did not recognize approximately $620,000 of its allocated share of losses from six Local Limited Partnerships for the nine months ended September 30, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. In addition, the Partnership did not recognize approximately $6,000 of its allocated share of profits from one of the Local Limited Partnerships for the nine months ended September 30, 2001, as the Partnership had cumulative unrecognized losses with respect to this Local Limited Partnership. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $185,000 between periods. The increase is primarily due to higher net losses at West Oak Village Apartments and Mayfair Manor during the nine months ended September 30, 2001 compared to the corresponding period in 2000.

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