Form 10KSB
period 2001-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2002-04-08
CIK 762859

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

                        18,138 Limited Partnership Units
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year.  $243,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2001. No market exists for the limited partnership units of the Registrant, and, therefore, no aggregate market value can be determined.

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

Item 1.     Business

National Housing Partnership Realty Fund Two, a Maryland Limited Partnership (the "Partnership" or the "Registrant"), was formed under the Maryland Revised Uniform Limited Partnership Act as of January 22, 1985. On March 15, 1985, the Partnership commenced offering 18,300 limited partnership units, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the "Offering"). The Offering terminated on May 22, 1985 with subscriptions for all 18,300 limited partnership units.

On June 3,  1997,  Apartment  Investment  and  Management  Company,  a  Maryland
corporation and publicly held real estate investment trust ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO
Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

The Partnership's business is to hold limited partnership interests in three limited partnerships ("Local Limited Partnerships"), each of which owns and operates a multi-family rental housing property ("Properties") which receives one or more forms of assistance from the Federal Government. The Partnership's ownership interest in four additional Local Limited Partnerships was foreclosed upon during 2001 and two of the partnerships in which the Registrant has invested sold their properties during 2001. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.


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

The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by the General Partner.

The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

          SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
   IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO HAS AN INVESTMENT

                                                                              Occupancy
                                                        Units Authorized     Percentage
                                        Financed,Insured   for Rental    for the Year Ended
   Property Name, Location    Number of  and Subsidized Assistance Under    December 31,
     and Partnership Name       Units        Under        Section 8 (C)     2001     2000

Anderson Gardens                 (D)          (D)              (D)          (D)       (D)
  Anderson, South Carolina
  (Hurbell II Limited
    Partnership)

Brightwaters                     (C)          (C)              (C)          (C)       (C)
  Tulsa, Oklahoma
  (West Oak Village Limited
    Partnership)

Caroline Arms                    204          (A)              161           95%      97%
  Jacksonville, Florida
  (Caroline Arms Limited
    Partnership)

Harold House                      80          (A)               80          100%     100%
  Jacksonville, Florida
  (Harold House Limited
    Partnership)

Hilltop                          (B)          (B)              (B)          (B)       (B)
  Hickory, North Carolina
  (Hilltop Limited Partnership)

Holly Oak                        (B)          (B)              (B)          (B)       (B)
  Shelby, North Carolina
  (Hurbell I Limited
    Partnership)

                                                                              Occupancy
                                                        Units Authorized     Percentage
                                        Financed,Insured  for Rental    for the Year Ended
   Property Name, Location    Number of  and Subsidized Assistance Under    December 31,
     and Partnership Name       Units        Under        Section 8 (C)     2001     2000

Kimberton                        (B)          (B)              (B)          (B)       (B)
  Newark, Delaware
  (Kimberton Apartments
    Associates Limited
    Partnership)

Mayfair                          (D)          (D)              (D)          (D)       (D)
  Tucson, Arizona
  (Mayfair Manor Limited
    Partnership)

Park Avenue West I               (B)          (B)              (B)          (B)       (B)
  Mansfield, Ohio
  (Park Avenue West I Limited
    Partnership)

Park Avenue West II              (B)          (B)              (B)          (B)       (B)
  Mansfield, Ohio
  (Park Avenue West II Limited
    Partnership)

Rodeo Drive                      (B)          (B)              (B)          (B)       (B)
  Victorville, California
  (Rodeo Drive Limited
    Partnership)

Royal Oak Gardens                (D)          (D)              (D)          (D)       (D)
  Kannapolis, North Carolina
  (Hurbell III Limited
    Partnership)

San Juan del Centro              150          (A)              150           99%      99%
  Boulder, Colorado
  (San Juan del Centro Limited
    Partnership)

Shadow Pines                     (D)          (D)              (D)          (D)       (D)
  Tuscon, Arizona
  (Esbro Limited Partnership)

Windsor Apartments               (C)          (C)              (C)          (C)       (C)
  Wilmington, Delaware
  (Windsor Apartments
    Associates Limited
    Partnership)

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B) Property was lost through foreclosure of Partnership interests during the year ended December 31, 2000.

(C)   Property was sold in 2001.

(D) Property was lost through foreclosure of Partnership interests during the year ended December 31, 2001.

Ownership Percentages

The following details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance and notes payable and accrued interest on each property for each of the Local Limited Partnerships as of December 31, 2001 (dollar amounts in thousands):


                                 NHP Realty
                                  Fund Two      Cost of                 Notes Payable
                                 Percentage    Ownership    Mortgage     and Accrued
Partnership                       Ownership     Interest      Notes      Interest (A)
Caroline Arms L.P.                  94.5%        $ 868       $ 1,627       $ 4,234
Harold House L.P.                   94.5%          364           634         1,625
San Juan del Centro L.P.            94.5%          799         1,351         3,692
West Oak Village Limited
  Partnership                       94.5%         (B)          (B)           1,801

(A) See "Item 6. Management's Discussion and Analysis or Plan of Operations" for further details.

(B) Local Limited Partnership sold its property on December 28, 2001.

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

Regulation of Affordable Housing

The Federal Housing Administration ("FHA") has contracted with the three subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 391 units, or 90% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2002                      391               100%                    90%

All of the units which receive rent subsidies from Section 8 have their contracts which expire during the year ending December 31, 2002. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents;
(3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

HUD Approval and Enforcement

A significant number of properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

In December 2001, AIMCO and certain of its affiliated partnerships which own properties voluntarily entered into an agreement with the U.S. Environmental Protection Agency ("EPA") and HUD pursuant to which they agreed to pay a fine of approximately $130,000, and conduct lead-based paint inspections and other testing, if necessary, on properties initially built prior to 1978, and re-issue lead-based paint disclosures to residents of such properties which have not been certified as lead-based paint free. In return, neither AIMCO nor its properties will be subject to any additional fines for inadequate disclosures prior to AIMCO's execution of the agreement. The cost of the settlement, inspections and remediation incurred to date had been reserved for at the time AIMCO acquired the NHP and Insignia portfolios. Any remaining costs are not expected to be material.

Management believes that the Partnership's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Item 2.     Properties

See "Item 1. Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3.     Legal Proceedings

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multifamily properties and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena related to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. NHP has been informed that the grand jury investigation has been terminated.

Separately, AIMCO, on behalf of NHP, entered into a Settlement Agreement and Release with HUD in July 2001, which finalized, without any finding of wrongdoing, all civil matters that were the subject of the HUD Inspector General Investigation. A payment of $4.2 million was made by AIMCO on behalf of NHP in connection with the settlement. This payment had been fully reserved for by AIMCO and, therefore, had no effect on the financial condition or results of operations of AIMCO or NHP.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted.


                                     PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

      (a) Units in the Partnership were sold through a public offering. There is no established market for resale of the units in the Partnership. Accordingly, an investor may be unable to sell or otherwise dispose of his interest in the Partnership.

      (b) As of December 31, 2001, there were 1,140 registered holders of 18,138 limited partnership units (in addition to 1133 Fifteenth Street Two Associates - See "Item 7. Financial Statements - Note 1"). On December 31, 2001, 120 units were abandoned.

      (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 2001.

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

Cash and cash equivalents amounted to approximately $5,000 at December 31, 2001 compared to approximately $1,000 at December 31, 2000. The increase of approximately $4,000 was due to approximately $2,264,000 of cash provided by investing activities largely offset by approximately $1,785,000 and $475,000 of cash used in operating and financing activities, respectively. Cash provided by investing activities consisted primarily of distributions from the proceeds of the sale of Windsor Apartments. Cash used in operating activities consisted primarily of repayment of the accrued interest on the note payable and payment of operating expenses partially offset by distributions received in excess of investment in Local Limited Partnerships. Cash used in financing activities consisted of principal payments on the note payable and payments on advances from the General Partner partially offset by advances from the General Partner. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at December 31, 2001 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. There can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

Net cash used in operations for the year ended December 31, 2001 was approximately $1,785,000 compared to approximately $39,000 for the year ended December 31, 2000. The increase in cash used in operations is primarily due to the payment of accrued interest on the note payable from the Partnership's portion of proceeds received from the sale of Windsor Apartments. This was partially offset by an increase in distributions received from Local Limited Partnerships in excess of investment and a decrease in operating expenses paid.

Distributions  in  excess  of  investment  in  Local  Limited  Partnerships  and distributions from Local Limited Partnerships typically represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, certain investments' carrying values have been reduced to zero. For investments in Local Limited Partnerships which have been reduced to zero, cash distributions received are recorded in revenues as distributions in excess of investment in Local Limited Partnerships. For investments in Local Limited Partnerships which have not been reduced to zero, cash distributions received are recorded as distributions from Local Limited Partnerships in the statements of cash flows and reduce the Partnership's investment on the balance sheet. Cash distributions totaling approximately $2,369,000 (approximately $102,000 in excess of investment) and $60,000 (approximately $55,000 in excess of investment) were received from three Local Limited Partnerships during the years ended December 31, 2001 and 2000, respectively. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

As discussed in Note 6 to the Local Limited Partnerships' combined financial statements attached hereto as Exhibit 99.1, each Local Limited Partnership in which the Partnership currently holds an interest has a note payable due to the original owner of each Property, these notes are all past due and are currently in default.

Caroline Arms, Harold House and San Juan Del Centro Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future, assume any personal liability for the payment of the notes. The notes were due November 15, 1999, November 15, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Each of these Local Limited Partnerships are actively attempting to sell their net assets.

Hilltop Apartments, Hurbell I, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnerships had notes payable which were due November 2, 1999, December 19, 1999, December 20, 1999, December 20, 1999 and December 6, 1997, respectively. The Local Limited Partnerships did not have the resources to pay the amounts due. On the dates shown in the following table, the Partnership's interest in the Local Limited Partnerships were foreclosed upon and, pursuant to the security agreement of the notes, the noteholders were substituted as sole limited partners of the Local Limited Partnerships. Also, the noteholder's assignee was substituted as the general partner.

          Partnership                         Foreclosure Date

          Hilltop                              August 9, 2000
          Hurbell I                           October 26, 2000
          Park Avenue West I                  January 17, 2000
          Park Avenue West II                 January 17, 2000
          Rodeo Drive                          January 1, 2000

No gain or loss has been recorded as a result of the transfer of these Partnership interests. With the loss of the partnership's interest in Hilltop, Hurbell I, Park Avenue West I & II and Rodeo Drive to the noteholders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

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

On July 24, 2000, the noteholder foreclosed on the note payable by the Partnership which was collaterized by its interest in Kimberton Apartments Associates Limited Partnership. The holder of the note was NHP, the general partner of the Partnership and an affiliated party. As a result of this transaction, the Partnership lost its interest in the Local Limited Partnership. No gain or loss has been recorded as a result of the transfer of this interest. With the loss of the Partnership's interest in Kimberton Apartments Associates Limited Partnership to the noteholder, the Partnership will not receive any future benefits from the Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

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

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. During the year ended December 31, 2001, the Local Limited Partnership distributed approximately $2,268,000 of the net proceeds and accrued approximately $131,000 in distributions to partners. The Local Limited Partnership recognized a gain on the sale of the investment property of approximately $667,000.

On December 28, 2001, West Oak Village Limited Partnership sold its investment property to an unaffiliated third party for approximately $3,172,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. The remaining proceeds were used to repay a portion of the deferred acquisition note and accrued interest thereon which was held by the general partner of the Local Limited Partnership. The unpaid portion of the note was forgiven and treated as a capital contribution to the Local Limited Partnership. With the sale of its property, the Partnership will receive no future benefits from this Local Limited Partnership.

The General Partner advanced the Partnership approximately $10,000 and $33,000 during the years ended December 31, 2001 and 2000, respectively. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Interest expense was less than $1,000 during 2001 and 2000. During 2001, the Partnership repaid approximately $33,000 of advances from the General Partner. No such repayments were made during 2000.

As of December 31, 2001, the Partnership owes the General Partner approximately $1,338,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees is predicated on the operations and/or sale or refinancing of the underlying properties of the Local Limited Partnerships.

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At December 31, 2001, the Partnership continued to hold an interest in five Local Limited Partnerships. Two of these five partnerships sold their properties during 2001. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. However, as of December 31, 2001, the Partnership had no carrying basis in its investment in any of the active Local Limited Partnerships. The Partnership's investment in Harold House Limited Partnership was reduced to zero as a result of the recognition of an impairment of the Local Limited Partnership's assets during 2001.

The Partnership recognized net income of approximately $827,000 for the year ended December 31, 2001 compared to a net loss of approximately $311,000 for the year ended December 31, 2000. Net income per unit of limited partnership unit increased to $44.80, from a net loss per unit of $(16.71) for the years ended December 31, 2001 and 2000, respectively. The increase in net income is due primarily to the Partnership's share of the gain recognized related to the sale of Windsor Apartments and an extraordinary gain on forgiveness of debt relating to note payable secured by the Partnership's interest in the Local Limited Partnership that owned Windsor Apartments, and, to a lesser extent, income from distributions in excess of investment from three of the Local Limited Partnerships which have no remaining investment balance.

The decrease in total expenses was due to decreases in administration and reporting fees attributable to foreclosures on four and six of the Partnership's investments in Local Limited Partnerships during 2001 and 2000, respectively, and interest on notes payable attributable to the repayment and forgiveness of the notes payable in 2001 and 2000.

The Partnership did not recognize approximately $1,602,000 of its allocated share of losses from seven Local Limited Partnerships for the year ended December 31, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. In addition the Partnership did not recognize approximately $6,000 of its allocated share of income from one of the Local Limited Partnerships for the year ended December 31, 2001, as the Partnership had cumulative unrecognized losses with respect to this Local Limited Partnership. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $895,000 between periods, primarily due to impairment losses recognized at Harold House and Brightwaters during 2001.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.


Item 7.     Financial Statements


NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements

                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund Two
Indianapolis, Indiana


We have audited the accompanying balance sheet of National Housing Partnership Realty Fund Two (the Partnership) as of December 31, 2001, and the related statements of operations, partners' capital (deficit), and cash flows for each of the two  years  in the  period  ended  December  31,  2001.  These  financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based upon our audits, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund Two at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 9 to the financial statements, the due dates of certain of the Local Limited Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                               Ernst & Young LLP

Indianapolis, Indiana
February 22, 2002

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                                  BALANCE SHEET

                                December 31, 2001
                       (in thousands, except unit data)



                                        ASSETS
Cash and cash equivalents                                            $  5
Investments in and advances to Local Limited
  Partnerships (Note 2)                                                 43
                                                                      $ 48


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Accrued expenses                                                   $ 41
  Administrative and reporting fees payable to
   General Partner (Note 3)                                          1,338
  Advances from General Partner (Note 3)                                10
                                                                     1,389

Partners' capital (deficit):
  General Partner                                                      629
  Original Limited Partner                                            (181)
  Other Limited Partners - 18,138 investment units                  (1,789)
                                                                    (1,341)

                                                                      $ 48


                See Accompanying Notes To Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                            STATEMENTS OF OPERATIONS

                     (in thousands, except per unit data)


                                                              Years Ended December 31,
                                                                2001           2000
REVENUES:
  Share of profits from Local Limited Partnerships              $ 140          $ --
  Distributions in excess of investment in Local Limited
   Partnerships                                                    102            55
  Interest income                                                    1            --
                                                                   243            55

COSTS AND EXPENSES:
  Share of losses from Local Limited Partnerships (Note 2)          --             2
  Administrative and reporting fees to General Partner
   (Note 3)                                                         42            77
  Interest on notes payable (Note 4)                                10           185
  Other operating expenses                                          72           102
                                                                   124           366

Income (loss) before extraordinary item                            119          (311)
Extraordinary gain on forgiveness of debt (Note 4)                 708            --

NET INCOME (LOSS)                                               $ 827         $ (311)

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                                $ 1           $ (3)
  Original Limited Partner                                           8            (3)
  Other Limited Partners                                           818          (305)

                                                                $ 827         $ (311)
PER LIMITED PARTNERSHIP UNIT:
  Income (loss) before extraordinary item                      $ 6.41        $(16.71)
  Extraordinary gain on forgiveness of debt                      38.39            --

NET INCOME (LOSS) PER OTHER LIMITED PARTNERSHIP UNIT           $ 44.80       $(16.71)


                See Accompanying Notes To Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                       (in thousands, except unit data)


                                                     1133
                                   The National   Fifteenth       Other
                                     Housing      Street Two     Limited
                                   Partnership    Associates     Partners        Total

Deficit at January 1, 2000            $ (182)       $ (186)      $(2,302)       $(2,670)

Transfer of interest                       8             8           797            813

Net loss for the year ended
   December 31, 2000                      (3)           (3)         (305)          (311)

Deficit at December 31, 2000            (177)         (181)       (1,810)        (2,168)

Transfer of interest (Note 4)            805            (8)         (797)            --

Net income for the year ended
   December 31, 2001                       1             8           818            827

Capital (deficit) at                  $ 629         $ (181)      $(1,789)       $(1,341)
   December 31, 2001

Percentage interest at
   December 31, 2001 and 2000             1%             1%           98%          100%
                                          (A)           (B)           (C)


(A)   General Partner

(B)   Original Limited Partner

(C) Consists of 18,138 and 18,258 investment units at December 31, 2001 and 2000, respectively. See "Note 7" for further information.

                See Accompanying Notes To Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                            STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                     Years Ended December 31,
                                                                        2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Distributions received in excess of investment in
   Local Limited Partnership                                           $ 102         $ 55
  Interest received                                                         1            --
  Operating expenses paid                                                 (66)          (94)
  Advances to Local Limited Partnership in excess of investment            (7)           --
  Payment of interest on deferred acquisition note payable             (1,815)           --
        Net cash used in operating activities                          (1,785)          (39)

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                         2,267             5
  Advances to Local Limited Partnership                                    (3)           --
        Net cash provided by investing activities                       2,264             5

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on advances from General Partner                               (33)           --
  Advances from General Partner                                            10            33
  Payments on deferred acquisition note payable                          (452)           --
        Net cash (used in) provided by financing activities              (475)           33

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        4            (1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              1             2

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 5           $ 1

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net income (loss)                                                   $ 827        $ (311)
   Adjustments to reconcile net income(loss) to net cash used in operating activities:
      Share of (income) losses from Local Limited Partnerships           (140)            2
      (Decrease) increase in accrued interest on deferred
        acquisition notes                                              (1,805)          186
      Extraordinary gain on forgiveness of debt                          (708)           --
      Increase in administrative and reporting fees payable                42            76
      (Decrease) increase in other accrued expenses                        (1)            8
        Total adjustments                                              (2,612)          272

Net cash used in operating activities                                 $(1,785)       $ (39)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
During 2001, the holder of the deferred acquisition note related to Windsor Apartments accepted payment of approximately $2,267,000 in full satisfaction of all principal and interest due under this note. The Partnership wrote-off the remaining balance of approximately $708,000 and recognized such amount as an extraordinary gain on forgiveness of debt.

During 2000, notes payable, accrued interest on notes payable and investments in and advances to Local Limited Partnerships were adjusted by a net amount of approximately $813,000 which was treated as a transfer of interest in the Statement of Partners' Capital (Deficit) to reflect the foreclosure on the Partnership's interest in Kimberton Apartment Associates LP.

                See Accompanying Notes To Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001

(1)   SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

National Housing Partnership Realty Fund Two (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on January 22, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership units and then investing in limited partnerships ("Local Limited Partnerships"), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD").

The General Partner was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 18,300 interests at a price of $1,000 per interest. During 1985, the sale of units was closed after the sale of 18,300 units to limited partners.

During 1985, the Partnership acquired 94.5% (98% with respect to allocation of losses) of the limited partnership interests in twenty-one Local Limited Partnerships. At December 31, 2001, the Partnership retained an ownership interest in five of the original Local Limited Partnerships. Two of these five Local Limited Partnerships sold their properties during 2001.

On June 3,  1997,  Apartment  Investment  and  Management  Company,  a  Maryland
corporation and publicly held real estate investment trust ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO
Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Two Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of the Local Limited Partnerships' income (see Note 2). An investment account is maintained for each of the limited partnership investments and losses are not taken once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year received. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. Advances to Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

The Partnership considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the balance sheet that require such disclosure approximate fair value. See "Recent Accounting Pronouncements" below.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At December 31, 2001, the Partnership continues to hold an interest in five Local Limited Partnerships: San Juan del Centro Limited Partnership, Caroline Arms Limited Partnership, Windsor Apartments Associates Limited Partnership (sold its property in 2001), West Oak Village (sold its property in 2001) and Harold House Limited Partnership. During 2000, the Partnership's interests in Hilltop, Hurbell I, Park Avenue West I and II, Kimberton Apartments and Rodeo Drive Limited Partnerships were foreclosed and during 2001, the Partnership's interests in Hurbell II and III, Esbro and Mayfair Manor Limited Partnerships were foreclosed.

Notes payable were executed by the Local Limited Partnerships with the former owners as part of the acquisition of the properties by the Local Limited Partnerships. These notes bear simple interest at rates of 9% or 10% per annum. The notes are nonrecourse notes secured by a security interest in all partnership interests in the respective Local Limited Partnership and are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The notes may be repaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

These notes mature as follows:

Local Partnership                            Due Date   Note Amount  Accrued Interest

Caroline Arms Limited Partnership            11/15/99     $ 1,561         $ 2,673
Harold House Limited Partnership             11/15/99         599           1,026
San Juan Del Centro Limited Partnership      12/20/99       1,458           2,234

      Total Delinquent                                      3,618           5,933

West Oak Village Limited Partnership (A)     11/30/13          --           1,801

      Total due                                           $ 3,618         $ 7,734

(A) West Oak Village Limited Partnership sold its property on December 29, 2001. The remaining accrued interest balance will be repaid with net proceeds from the sale.

Caroline Arms, Harold House and San Juan Del Centro Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future, assume any personal liability for the payment of the notes. The notes were due November 15, 1999, November 15, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Each of these Local Limited Partnerships are actively attempting to sell their net assets.

Hilltop Apartments, Hurbell I, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnerships had notes payable which were due November 2, 1999, December 19, 1999, December 20, 1999, December 20, 1999 and December 6, 1997, respectively. The Local Limited Partnerships did not have the resources to pay the amounts due. On the dates shown in the following table, the Partnership's interest in the Local Limited Partnerships were foreclosed upon and, pursuant to the security agreement of the notes, the noteholders were substituted as sole limited partners of the Local Limited Partnerships. Also, the noteholder's assignee was substituted as the general partner.

          Partnership                         Foreclosure Date

          Hilltop                              August 9, 2000
          Hurbell I                           October 26, 2000
          Park Avenue West I                  January 17, 2000
          Park Avenue West II                 January 17, 2000
          Rodeo Drive                          January 1, 2000

No gain or loss has been recorded as a result of the transfer of these Partnership interests. With the loss of the partnership's interest in Hilltop, Hurbell I, Park Avenue West I & II and Rodeo Drive to the noteholders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

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

On July 24, 2000, the noteholder foreclosed on the note payable by the Partnership which was collaterized by its interest in Kimberton Apartments Associates Limited Partnership. The holder of the note was NHP, the general partner of the Partnership and an affiliated party. As a result of this transaction, the Partnership lost its interest in the Local Limited Partnership. No gain or loss has been recorded as a result of the transfer of this interest. With the loss of the Partnership's interest in Kimberton Apartments Associates Limited Partnership to the noteholder, the Partnership will not receive any future benefits from the Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

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

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. During the year ended December 31, 2001, the Local Limited Partnership distributed approximately $2,268,000 of the net proceeds and accrued approximately $131,000 in distributions to partners. The Local Limited Partnership recognized a gain on the sale of the investment property of approximately $667,000.

On December 28, 2001, West Oak Village Limited Partnership sold its investment property to an unaffiliated third party for approximately $3,172,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. The remaining proceeds were used to repay a portion of the deferred acquisition note and accrued interest thereon which was held by the general partner of the Local Limited Partnership. The unpaid portion of the note was forgiven and treated as a capital contribution to the Local Limited Partnership. With the sale of its property, the Partnership will receive no future benefits from this Local Limited Partnership.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' income. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, income reported by a Local Limited Partnership is not recognized by the Partnership until such income equals losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $1,602,000 and $707,000 of losses from seven and ten Local Limited Partnerships during 2001 and 2000, respectively. During 2001 and 2000, the Partnership's share of profits in one Local Limited Partnerships of approximately $6,000 and $27,000, respectively, were offset against prior year losses not recognized. As of December 31, 2001 and 2000, the Partnership has not recognized approximately $2,959,000 and $12,009,000, respectively, of its allocated cumulative share of losses from seven and twelve Local Limited Partnerships in which its investment has been reduced to zero. The Partnership's allocated cumulative share of losses in the four Local Limited Partnerships with a zero investment balance that were sold or foreclosed during the year ended December 31, 2001, was approximately $10,646,000.

The Partnership made advances of $10,000 to the Local Limited Partnerships during 2001 and no advances in 2000. During 1993 the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

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

Summaries of the combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2001 and the combined results of operations for the years ended December 31, 2001 and 2000, are as follows:

                           CONDENSED COMBINED BALANCE SHEET
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                               December 31, 2001
Assets:
  Land                                                               $ 1,203
  Buildings and improvements, net of accumulated
   depreciation of approximately $6,767                                7,673
  Other                                                                4,151

                                                                      $13,027
Liabilities:
  Mortgage notes payable                                             $ 3,612
  Notes payable                                                        3,618
  Accrued interest on notes payable                                    7,734
  Other liabilities                                                    1,326

Partners' Deficit:
  National Housing Partnership Realty Fund Two                        (2,720)
  Other partners                                                        (543)
                                                                      (3,263)

                                                                     $13,027


                     CONDENSED COMBINED STATEMENTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                        Years Ended December 31,
                                                          2001             2000

Revenues                                                $ 5,744          $ 8,978

Expenses:
  Operating expenses                                      3,661            6,331
  Financial expenses - primarily interest                   146              226
  Interest on notes payable                                 854            1,353
  Depreciation and amortization                           1,262            1,760
  Impairment loss                                         1,169               --
                                                          7,092            9,670

Net loss                                               $(1,348)          $ (692)

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. All Local Limited Partnerships operate rental housing projects organized under Section 236 of the National Housing Act. Each of the Local Limited Partnerships receives some form of rental assistance from HUD. During the year ended December 31, 2001 and 2000, the projects received a total of approximately $4,366,000 and $5,759,000, respectively, of rental assistance from HUD.

Regulation of Affordable Housing

The Federal Housing Administration ("FHA") has contracted with the six subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 693 units, or 80% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2002                      391               100%                    90%

All of the units which receive rent subsidies from Section 8 have their contracts which expire during the year ending December 31, 2002. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents;
(3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

Depreciation is calculated generally using the straight-line method over the estimated useful lives of the related assets.

The mortgage  notes  payable are insured by the Federal  Housing  Administration
(FHA) and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 8.5% to 9% per annum. FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with lenders.

SFAS No.  121  "Accounting  for the  Impairment  of  Long-Lived  Assets  and for
Long-Lived Assets to be Disposed Of" requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. During 2001, Harold House and West Oak Village Limited Partnerships recognized impairment losses on their rental properties of approximately $535,000 and $634,000, respectively.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2001. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

(3)   TRANSACTIONS  WITH THE  GENERAL  PARTNER AND  AFFILIATES  OF THE GENERAL
      PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $42,000 and $77,000 during 2001 and 2000, respectively. No payments were made during 2001 or 2000 for these fees. The balance owed to the General Partner for these fees is approximately $1,338,000 as of December 31, 2001.

If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

The General Partner advanced the Partnership approximately $10,000 and $33,000 during the years ended December 31, 2001 and 2000, respectively. In 2001, the Partnership repaid advances of approximately $33,000 to the General Partner. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2% and amounted to less than $1,000 in 2001 and 2000. Chase Manhattan Bank's prime was 5.00% at December 31, 2001. At December 31, 2001, the Partnership had $10,000 in unpaid borrowings due to the General Partner.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects. NHPMC and other affiliates of NCHP earned approximately $381,000 and $579,000 for management fees and other services provided to the Local Limited Partnerships during 2001 and 2000, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2001 and 2000, were approximately $713,000 and $973,000, respectively.

Beginning  in  2001,  the  Local  Limited   Partnerships  began  insuring  their
properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Local Limited Partnerships insure their properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Local Limited Partnerships paid AIMCO and its affiliates approximately $93,000 for insurance coverage and fees associated with policy claims administration.

(4)   NOTE PAYABLE

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. The Partnership received approximately $2,267,000 from the Local Limited Partnership as its portion of the sales proceeds during the year ended December 31, 2001. The Partnership used these funds to repay a portion of the note payable and accrued interest which was secured by the Partnership's interest in the Windsor Apartments Associates Limited Partnership. The remaining unpaid balance of approximately $708,000 was forgiven and recognized as an extraordinary gain.

On July 24, 2000, the noteholder foreclosed on the note payable by the Partnership which was collaterized by its interest in Kimberton Apartments Associates Limited Partnership. The holder of the note was NHP, the general partner of the Partnership and an affiliated party. As a result of this transaction, the Partnership lost its interest in the Local Limited Partnership. No gain or loss has been recorded as a result of the transfer of this interest. With the loss of the Partnership's interest in Kimberton Apartments Associates Limited Partnership to the noteholder, the Partnership will not receive any future benefits from the Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

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

A reconciliation follows (in thousands):

                                                  Years Ended December 31,
                                                     2001            2000

Net income (loss) per financial statements          $ 827           $ (311)

Add (deduct):
  Interest on notes payable                           (49)              75
  Gain on foreclosure                               9,605              813
  Partnership's share of Local Limited
   Partnerships' income                             4,214           11,272
  Other                                               533               32

Income per tax return                             $15,130          $11,881

The following is a reconciliation between the Partnership's reported amounts and the Federal tax basis of net liabilities at December 31, 2001 (in thousands):

Net deficit as reported                                        $ (1,341)

Add (deduct):
  Investment in Partnerships                                     (5,591)
  Other                                                             678

Net deficit - Federal tax basis                                $ (6,254)

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

(7)   ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In December 2001, the number of limited partnership units decreased by 120 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding during the year or 18,258 units. There were no such abandonments in 2000.

(8)   LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multifamily properties and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena related to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. NHP has been informed that the grand jury investigation has been terminated.

Separately, AIMCO, on behalf of NHP, entered into a Settlement Agreement and Release with HUD in July 2001, which finalized, without any finding of wrongdoing, all civil matters that were the subject of the HUD Inspector General Investigation. A payment of $4.2 million was made by AIMCO on behalf of NHP in connection with the settlement. This payment had been fully reserved for by AIMCO and, therefore, had no effect on the financial condition or results of operations of AIMCO or NHP.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

(9)   GOING CONCERN

All of the Local Limited Partnership's notes payable are past due (see Note 2). Therefore, there is the possibility that the Partnership will lose its ownership interest in the Local Limited Partnerships through foreclosure by the noteholder. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity date of these notes or to repay or refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

(10) REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED

                                                                            Cost
                                                                       Capitalized
                                       Initial Cost                     (Removed)
                                     To Local Limited                   Subsequent
                                        Partnership                   to Acquisition
                                      (in thousands)                  (in thousands)

                                                    Buildings
                                                   and Related
                                                     Personal                Carrying Cost
        Description         Encumbrances   Land      Property   Improvements  Adjustments

Caroline Arms Limited
  Partnership                   (1)       $ 260      $ 4,497      $ 2,529        $   --
Harold House Limited
  Partnership                   (1)           80       1,782        1,657          (535)
San Juan Del Centro
  Limited Partnership           (1)          725       3,360        1,288            --

  Totals                                 $ 1,065     $ 9,639      $ 5,474       $ (535)


                     Gross Amount At Which Carried
                         At December 31, 2001
                            (in thousands)

                               Buildings
                                  And
                               Related
                               Personal            Accumulated    Date of     Date   Depreciable
     Description        Land   Property  Total(2) Depreciation  Construction Acquired Life-Years
                                           (3)         (3)
                                                 (in thousands)
Caroline Arms Limited
  Partnership          $  317   $ 6,969  $ 7,286     $(3,159)      1972      04/85      5-50
Harold House Limited
  Partnership             151     2,833    2,984      (1,386)      1973      05/85      5-50
San Juan Del Centro
  Limited Partnership     735     4,638    5,373      (2,222)      1970      04/85      5-50

  Totals              $ 1,203   $14,440  $15,643     $(6,767)

(1)   Schedule of Encumbrances (in thousands)

                                                               Notes
                                                            Payable and
                                               Mortgage       Accrued
Partnership Name                                Notes         Interest       Total

Caroline Arms Limited Partnership              $ 1,627        $ 4,234       $ 5,861
Harold House Limited Partnership                   634          1,625         2,258
San Juan del Centro Limited Partnership          1,351          3,692         5,043

  Total                                        $ 3,612        $ 9,551       $13,162

(2)   The  aggregate  cost of real  estate for  Federal  income tax  purposes at
      December 31, 2001 is approximately $16,170,000, and accumulated depreciation for Federal income tax purposes at December 31, 2001 is approximately $12,758,000.

(3)   Reconciliation of real estate (in thousands)


                                                 Years Ended December 31,
                                                   2001           2000

Balance at beginning of period                   $ 44,459       $ 58,156
Improvements during the period                      1,146          1,319
Disposals of rental properties                    (28,793)       (15,016)
Impairment losses on rental property               (1,169)            --
Balance at end of period                         $ 15,643       $ 44,459


      Reconciliation of accumulated depreciation (in thousands)

                                                   2001           2000

Balance at beginning of period                   $ 18,314       $ 23,145
Depreciation expense for the period                 1,262          1,756
Disposals of rental properties                    (12,809)        (6,587)
Balance at end of period                          $ 6,767       $ 18,314



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

Lance J. Graber (40) was appointed Executive Vice President - Affordable Transactions of NCHP and AIMCO in October 1999. His principal business function is affordable housing transactions. Prior to joining AIMCO, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties.

Patrick J. Foye (age 44) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests and corporate and other acquisitions. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Executive Officers

The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

Lance J. Graber (age 40).  See "Directors of NCHP."

Patrick J. Foye  (age 44). See "Directors of NCHP."

David Robertson (age 36) was appointed Executive Vice President - Affordable Properties of NCHP and AIMCO in February 2002. He is responsible for affordable property operations, refinancing and other value creation within AIMCO's affordable portfolio. Prior to joining AIMCO, Mr. Robertson was a member of the investment-banking group at Smith Barney from 1991 to 1996, during which time he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994.

Joel F. Bonder (age 53) was appointed Executive Vice President Legal and Regulatory Affairs in August 2001 and previously served as Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective December 1997 to August 2001. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until it was acquired by AIMCO in December 1997.

Paul J. McAuliffe (age 45) has been Executive Vice President of NCHP and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp from May 1996 until February 1999.

Martha L. Long (age 42) has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

There is no family relationship between any of the foregoing directors and executive officers.

The executive officers and directors of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit of $38,000 and non-audit services (principally tax-related) of $12,000.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

1133 Fifteenth Street Two Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were employees of NCHP at the time the partnership was formed, owns a 1% interest in the Partnership. NHP is also the sole general partner of NHP Investment Partners I and NHP Investment Partners III. NHP Investment Partners I, a limited partnership, holds a 4.5% limited partnership interest (1% for allocation of losses) in the remaining three Local Limited Partnerships. Prior to the admittance of the Partnership into the Local Limited Partnerships, NHP Investment Partners I and NHP Investment Partners III held a 1% general partnership interest and 98% limited partnership interest in the Local Limited Partnerships.

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 2001.

         Name of Beneficial Owner              Number of Units       % of Class

AIMCO and affiliates                                1,935              10.67%
  (affiliates of the General Partner)

The business address of AIMCO is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $42,000 and $77,000 during 2001 and 2000, respectively. No payments were made during 2001 or 2000 for these fees. The balance owed to the General Partner for these fees is approximately $1,338,000 as of December 31, 2001.

If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

The General Partner advanced the Partnership approximately $10,000 and $33,000 during the years ended December 31, 2001 and 2000, respectively. In 2001, the Partnership repaid advances of approximately $33,000 to the General Partner. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2% and amounted to less than $1,000 in 2001 and 2000. Chase Manhattan Bank's prime was 5.00% at December 31, 2001. At December 31, 2001, the Partnership had $10,000 in unpaid borrowings due to the General Partner.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects. NHPMC and other affiliates of NCHP earned approximately $381,000 and $579,000 for management fees and other services provided to the Local Limited Partnerships during 2001 and 2000, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2001 and 2000, were approximately $713,000 and $973,000, respectively.

Beginning  in  2001,  the  Local  Limited   Partnerships  began  insuring  their
properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Local Limited Partnerships insure their properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Local Limited Partnerships paid AIMCO and its affiliates approximately $93,000 for insurance coverage and fees associated with policy claims administration.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 99.1, Audited Combined Financial Statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report

      (b)   Reports on Form 8-K filed during the fourth quarter of 2001:

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


/s/Patrick J. Foye                  Date:
Patrick J. Foye
President


/s/Martha L. Long                   Date:
Martha L. Long
Senior Vice President and
Controller

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERS REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                          COMBINED FINANCIAL STATEMENTS

                FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000

                          Independent Auditors' Report

To The Partners of
National Housing Partnership Realty Fund Two
Indianapolis, Indiana

We have audited the accompanying combined balance sheet of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two (the "Partnership") holds a limited partnership interest as of December 31, 2001, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statements of operations, partners' deficit and cash flows of Esbro Limited Partnership, Mayfair Manor Limited Partnership or Windsor Apartment Associates Limited Partnership (three of the fifteen Local Limited Partnerships) for the year ended December 31, 2000 which reflect 53% of combined net loss for the year then ended. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two holds a limited partnership interest as of December 31, 2001, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the combined financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                          /s/Ernst & Young LLP
Indianapolis, Indiana
February 22, 2002

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

As discussed in Note 11 to the financial statements, the assets of the Partnership were sold January 31, 2001.

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


Armacost & Orsborne LLP
Bethesda, Maryland
February 13, 2001

                          Independent Auditor's Report


Partners
Windsor Apartments Associates
Indianapolis, IN

We have audited the accompanying balance sheet of Windsor Apartments Associates, FHA Project No. 032-44012-LD-WAH-SUP, A Limited Partnership, as of January 31, 2001, and the related statements of profit and loss, partners' equity (deficit), and cash flows for the period January 1 to January 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Apartments Associates at January 31, 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the period January 1 to January 31, 2001 in conformity with accounting principles generally accepted in the United States.

The financial statements have been prepared as if the Partnership were to continue as a going concern. As discussed in Note 11 to the financial statements, the assets of the Partnership were sold on January 31, 2001.


Armacost & Orsborne LLP
Bethesda, Maryland
February 13, 2002

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Esbro Limited Partnership, FHA Project Number 123-44038-LDP, as of December 31, 2000, and the results of operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

As discussed in Note 6 in the financial statements, certain of the Partnership's notes payable were due October 25, 1999; therefore, the notes are in default. During 2000, the noteholder commenced foreclosure proceedings on the Partnership interests of the Partnership. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayfair Manor Limited Partnership, FHA Project Number 123-44022-LDP, as of December 31, 2000, and the results of operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

As discussed in Note 6 in the financial statements, certain of the Partnership's notes payable were due October 25, 1999; therefore, the notes are in default. During 2000, the noteholder commenced foreclosure proceedings on the Partnership interests of the Partnership. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Jon R. Young Company, P.C.
March 7, 2001

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                             COMBINED BALANCE SHEET

                                (in thousands)

                                December 31, 2001


                                        ASSETS
Cash and cash equivalents                                          $  2,167
Accounts receivable, net (Note 2)                                       670
Tenants' security deposits held in trust funds                           94
Prepaid expenses and other assets                                        16
Mortgage escrow deposits                                              1,178
Other assets                                                             26
Rental property, net (Notes 4, 5, 10 and 11)                          8,876

                                                                   $ 13,027

                          LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Accounts payable and accrued expenses                            $    535
  Accrued real estate taxes                                              70
  Partner loans and accrued interest (Note 7)                           489
  Tenants' security deposits payable                                     94
  Notes payable (Note 6)                                              3,618
  Accrued interest on notes payable (Note 6)                          7,734
  Mortgage notes payable (Note 5)                                     3,612
  Other liabilities                                                     138
                                                                     16,290

  Partners' deficit                                                  (3,263)

                                                                   $ 13,027

                See Accompanying Notes To Financial Statements

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                (in thousands)


                                                              Years Ended December 31,
                                                                  2001         2000
REVENUE:
  Rental income (Note 3)                                        $ 4,748      $ 8,511
  Interest income                                                   105          153
  Other income                                                      224          314
  Gain on sale of investment properties (Note 11)                   667           --
                                                                  5,744        8,978
EXPENSES:
  Administrative expenses                                           390          958
  Utilities and operating expenses                                1,638        2,847
  Management and other services from related party (Note 9)         381          579
  Salaries and related benefits to related party (Note 9)           713          973
  Depreciation and amortization                                   1,262        1,760
  Impairment loss (Note 10)                                       1,169           --
  Taxes and insurance                                               509          909
  Financial expenses - primarily interest                           146          226
  Interest on notes payable (Notes 6 and 7)                         854        1,353
  Annual partnership administrative fees to General Partner
    (Note 7)                                                         30           65
                                                                  7,092        9,670

NET LOSS                                                        $(1,348)      $ (692)

                See Accompanying Notes To Financial Statements


                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF PARTNERS' DEFICIT

                                (in thousands)

                                 National
                                  Housing         The
                                Partnership     National       NHP          NHP
                                Realty Fund     Housing    Investment   Investment
                                    Two       Partnership  Partners I  Partners III     Total

Deficit at January 1, 2000        $(14,105)      $ (337)     $ (490)       $ (73)     $(15,005)

Distributions                          (60)          --           --           --          (60)

Net (loss) profit                     (681)          (7)          (5)           1         (692)

Transfer of interest
  (Note 11)                          4,590           46          (71)          34        4,599

Deficit at December 31, 2000       (10,256)        (298)        (566)         (38)     (11,158)

Net (loss) profit                   (1,341)         (13)           6           --       (1,348)

Contribution                         3,233           --           --           --        3,233

(Distribution)                      (2,267)         (24)        (108)          --       (2,399)

Transfer of interest
  (Note 11)                          7,911          109          351           38        8,409

Deficit at December 31, 2001      $ (2,720)      $ (226)     $ (317)       $ --       $ (3,263)

Percentage interest at
  December 31, 2001 and 2000          (A)            (B)         (C)          (D)

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

                See Accompanying Notes To Financial Statements

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                Years Ended December 31,
                                                                   2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts:
   Rental receipts                                               $ 4,698        $ 8,876
   Interest receipts                                                  92            173
   Other operating receipts                                          399            274
   Tenant security deposits                                           57             41
   Entity receipts                                                   137             --
            Total receipts                                         5,383          9,364

  Disbursements:
   Administrative                                                   (335)          (629)
   Management fees                                                  (320)          (755)
   Utilities                                                        (841)        (1,476)
   Salaries and wages                                               (838)        (1,325)
   Operating and maintenance                                        (960)          (995)
   Real estate taxes                                                (102)          (429)
   Property insurance                                               (105)          (219)
   Miscellaneous taxes and insurance                                (143)          (284)
   Tenant security deposits                                          (35)            --
   Other operating disbursements                                      (1)            --
   Interest on mortgage                                              (79)           (73)
   Mortgage insurance premium                                        (17)           (64)
   Miscellaneous financial expenses                                   (4)            (6)
   Transfer of operating cash to new owner                          (508)          (224)
   Entity disbursements:
     Interest on notes payable                                      (137)            --
     Miscellaneous disbursements                                    (142)          (147)
            Total disbursements                                   (4,567)        (6,626)

Net cash provided by operating activities                            816          2,738

Cash flows from investing activities:
  Change in mortgage escrow accounts                                 153           (864)
  Net sales proceeds                                               7,448             --
  Net purchase of fixed assets                                    (1,146)        (1,319)
  Other investing                                                     40            (61)

Net cash provided by (used in) investing activities                6,495         (2,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal payments                                       (394)          (659)
  Repayment of mortgage notes payable                             (3,443)            --
  Proceeds from loans or notes payable                                98              8
  Principal payments on loans or notes payable                        --             (8)
  Distributions                                                   (2,268)           (60)
  Other financing                                                     --             45

Net cash used in financing activities                             (6,007)          (674)

                See Accompanying Notes To Financial Statements

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                COMBINED STATEMENTS OF CASH FLOWS (continued)

                                (in thousands)

                                                                 Years Ended December 31,
                                                                   2001            2000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                1,304           (180)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        863          1,043

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 2,167         $ 863

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
   Net loss                                                       $(1,348)        $ (692)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Gain on sale of investment property                            (667)            --
      Depreciation and amortization                                 1,262          1,760
      Impairment loss on rental properties                          1,169             --
      Changes in operating assets and liabilities:
        Net tenant receivables                                         18            205
        Accounts receivable - other                                   186            244
        Accrued receivables                                            (2)            (1)
        Prepaid expenses and other assets                              94             --
        Cash restricted for tenants' security deposits                 76             25
        Accounts payable trade                                       (268)            34
        Accrued liabilities                                           118           (103)
        Accrued interest - notes payable                              747          1,431
        Tenant security deposits held in trust                        (34)            16
        Prepaid revenue                                                (5)            (8)
        Transfer of operating cash to new owner                      (508)          (224)
        Entity liability accounts                                     (22)            53
            Total adjustments                                       2,164          3,432

Net cash provided by operating activities                          $ 816         $ 2,738

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Net write-off of assets and liabilities to reflect
   foreclosures and treated as a transfer of partnership
   interests                                                      $ 8,409        $ 4,599
  Note payable and accrued interest forgiven by NHP and
   treated as a capital contribution                              $ 3,233          $ --
  Distributions payable                                            $ 131           $ --

                See Accompanying Notes To Financial Statements


                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                December 31, 2001


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

During 1985, the Partnership acquired 94.5% (98% with respect to losses) of the limited partnership interests in twenty-one Local Limited Partnerships. As a limited partner in these Local Limited Partnerships, the Partnership does not exercise control or influence over the activities of the Local Limited Partnerships in accordance with the partnership agreements. As of December 31, 2001, the Partnership continues to hold interests in five Local Limited Partnerships. Two of these five Local Limited Partnerships sold their properties during 2001.

On June 3,  1997,  Apartment  Investment  and  Management  Company,  a  Maryland
corporation and publicly held real estate investment trust ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO
Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

NHP is also the sole general partner of NHP Investment Partners I and NHP Investment Partners III. NHP Investment Partners III, a limited partnership, held a 4.5% limited partnership interest (1% with respect to losses) in Hurbell I Limited Partnership (foreclosed in 2000), Hurbell III Limited Partnership (foreclosed in 2001) and Hilltop Limited Partnerships (foreclosed in 2000). NHP Investment Partners I, a limited partnership, holds a 4.5% limited partnership interest (1% for allocation of losses) in the remaining Local Limited Partnerships. Prior to the admittance of the Partnership into the Local Limited Partnerships, NHP Investment Partners I and NHP Investment Partners III held a 1% general partnership interest and 98% limited partnership interest in the Local Limited Partnerships.

Basis of Combination

The combined financial statements include the accounts of the following nine and fifteen Local Limited Partnerships in which the Partnership holds a limited partnership interest during 2001 and 2000, respectively:

  Caroline Arms Limited Partnership
  Esbro Limited  Partnership (interest lost July 20, 2001)
  Harold House Limited Partnership
  Hilltop Limited Partnership (interest lost August 9, 2000)
  Hurbell I Limited  Partnership (interest  lost October 26,  2000)
  Hurbell II Limited Partnership (interest  lost April 2, 2001)
  Hurbell III  Limited  Partnership (interest lost March 28, 2001)
  Kimberton Apartments Associates Limited Partnership (interest lost July 24, 2000)
  Mayfair Manor Limited  Partnership  (interest  lost July 20, 2001)
  Park Avenue West I Limited Partnership (interest lost January 17, 2000)
  Park Avenue West II Limited  Partnership (interest  lost  January  17,  2000)
  Rodeo Drive Limited Partnership  (interest  lost  January  1,  2000)
  San Juan del  Centro  Limited  Partnership
  West Oak  Village  Limited  Partnership  (sold  property  December 28, 2001)
  Windsor Apartments Associates Limited Partnership (sold property January 31, 2001)

Significant Accounting Policies

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Depreciation of buildings and improvements is computed using the straight-line method over the estimated useful lives of the related assets.

Cash distributions are limited by the Regulatory Agreements between the partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

Deferred financing costs are amortized over the appropriate loan period on a straight-line basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Local  Limited  Partnerships  consider  all highly  liquid debt  instruments
purchased  with  initial   maturities  of  three  months  or  less  to  be  cash
equivalents.

(2)   ACCOUNTS RECEIVABLE

At December 31, 2001, accounts receivable consist of the following (in thousands):

Tenant receivables, net                               $  10
Housing assistance receivable (see Note 3)               16
Other receivables                                       644

Accounts receivable, net                              $ 670

(3)   HOUSING ASSISTANCE AGREEMENTS

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. All Local Limited Partnerships operate rental housing projects organized under Section 236 of the National Housing Act. Each of the Local Limited Partnerships receives some form of rental assistance from HUD. During the year ended December 31, 2001 and 2000, the projects received a total of approximately $4,366,000 and $5,759,000, respectively, of rental assistance from HUD.

Regulation of Affordable Housing

The Federal Housing Administration ("FHA") has contracted with the three subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 693 units, or 80% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2002                      391               100%                    90%

All of the units which receive rent subsidies from Section 8 have their contracts which expire during the year ending December 31, 2002. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents;
(3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

(4)   RENTAL PROPERTY

At December 31, 2001 rental property consists of the following (in thousands):

Land                                             $ 1,203
Buildings and improvements                        14,440
                                                  15,643
Less accumulated depreciation                     (6,767)

Rental property, net                             $ 8,876

(5)   MORTGAGE NOTES PAYABLE

The mortgage  notes  payable are insured by the Federal  Housing  Administration
(FHA) and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 8.5% to 9% per annum. FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with lenders.

Under agreements with the mortgage lenders and FHA, the Local Limited Partnerships are required to make monthly escrow deposits for taxes, insurance, and reserves for the replacement of project assets and are subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

Approximate maturities of mortgage notes payable for the next five years and, thereafter, are as follows (in thousands):

          2002                 $  235
          2003                    256
          2004                    279
          2005                    304
          2006                    330
       Thereafter               2,208

                              $ 3,612

(6)   NOTES PAYABLE

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At December 31, 2001, the Partnership continues to hold an interest in five Local Limited Partnerships: San Juan del Centro Limited Partnership, Caroline Arms Limited Partnership, Windsor Apartments Associates Limited Partnership (sold its property in 2001), West Oak Village (sold its property in 2001) and Harold House Limited Partnership. During 2000, the Partnership's interests in Hilltop, Hurbell I, Park Avenue West I and II, Kimberton Apartments and Rodeo Drive Limited Partnerships were foreclosed and during 2001, the Partnership's interests in Hurbell II and III, Esbro and Mayfair Manor Limited Partnerships were foreclosed.

Notes payable were executed by the Local Limited Partnerships with the former owners as part of the acquisition of the properties by the Local Limited Partnerships. These notes bear simple interest at rates of 9% or 10% per annum. The notes are nonrecourse notes secured by a security interest in all partnership interests in the respective Local Limited Partnership and are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The notes may be repaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

These notes mature as follows:

Local Partnership                            Due Date   Note Amount  Accrued Interest

Caroline Arms Limited Partnership            11/15/99     $ 1,561         $ 2,673
Harold House Limited Partnership             11/15/99         599           1,026
San Juan Del Centro Limited Partnership      12/20/99       1,458           2,234

      Total Delinquent                                      3,618           5,933

West Oak Village Limited Partnership (A)     11/30/13          --           1,801

      Total due                                           $ 3,618         $ 7,734

(A) West Oak Village Limited Partnership sold its property on December 28, 2001. The remaining accrued interest balance will be repaid with net proceeds from the sale.

Caroline Arms, Harold House and San Juan Del Centro Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future, assume any personal liability for the payment of the notes. The notes were due November 15, 1999, November 15, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Each of these Local Limited Partnerships are actively attempting to sell their net assets.

(7)   DUE TO PARTNERS

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of approximately $30,000 and $65,000 for the years ended December 31, 2001 and 2000, respectively. Payment of these fees is made to the General Partner without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 2001 and 2000, the Local Limited Partnerships paid approximately $17,000 and $267,000, respectively. The balance owed to NHP for these fees was approximately $468,000 at December 31, 2001 which are included in accounts payable and accrued expenses in the combined balance sheet.

During 2001 and 2000, the General Partner advanced approximately $98,000 and $8,000 to one Local Limited Partnership. During 2000 approximately $8,000 was paid by the Local Limited Partnerships. No payments were made during 2001. At December 31, 2001, approximately $489,000 of loans and accrued interest were owed to the General Partner. Interest is charged at the Chase Manhattan prime interest rate plus 2%.

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

(9)   RELATED PARTY TRANSACTIONS

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by seven and eleven of the Local Limited Partnerships during 2001 and 2000, respectively. NHPMC and other affiliates of NCHP earned approximately $381,000 and $579,000 for management fees and other services provided to the Local Limited Partnerships during 2001 and 2000, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2001 and 2000, were approximately $713,000 and $973,000, respectively.

(10)  IMPAIRMENT LOSS ON RENTAL PROPERTY

Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. During 2001, Harold House and West Oak Village Limited Partnerships recognized impairment losses on their rental properties in the amount of approximately $535,000 and $634,000, respectively.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2001. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

(11)  DISPOSALS OF RENTAL PROPERTIES

Hilltop Apartments, Hurbell I, Park Avenue West I, Park Avenue West II and Rodeo Drive Limited Partnerships had notes payable which were due November 2, 1999, December 19, 1999, December 20, 1999, December 20, 1999 and December 6, 1997, respectively. The Local Limited Partnerships did not have the resources to pay the amounts due. On the dates shown in the following table, the Partnership's interest in the Local Limited Partnerships were foreclosed upon and, pursuant to the security agreement of the notes, the noteholders were substituted as sole limited partners of the Local Limited Partnerships. Also, the noteholder's assignee was substituted as the general partner.

          Partnership                         Foreclosure Date

          Hilltop                              August 9, 2000
          Hurbell I                           October 26, 2000
          Park Avenue West I                  January 17, 2000
          Park Avenue West II                 January 17, 2000
          Rodeo Drive                          January 1, 2000

No gain or loss has been recorded as a result of the transfer of these Partnership interests. With the loss of the partnership's interest in Hilltop, Hurbell I, Park Avenue West I & II and Rodeo Drive to the noteholders, the Partnership will not receive any future benefits from these Local Limited Partnerships and taxable income will be generated and flow to the Partnership's investors without distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

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

On July 24, 2000, the noteholder foreclosed on the note payable by the Partnership which was collaterized by its interest in Kimberton Apartments Associates Limited Partnership. The holder of the note was NHP, the general partner of the Partnership and an affiliated party. As a result of this transaction, the Partnership lost its interest in the Local Limited Partnership. No gain or loss has been recorded as a result of the transfer of this interest. With the loss of the Partnership's interest in Kimberton Apartments Associates Limited Partnership to the noteholder, the Partnership will not receive any future benefits from the Local Limited Partnership and taxable income will be generated and flow to the Partnership's investors without distributable cash. The specific impact of the tax consequence is dependent upon each specific partner's individual tax situation.

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

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. During the year ended December 31, 2001, the Local Limited Partnership distributed approximately $2,268,000 of the net proceeds and accrued approximately $131,000 in distributions to partners. The Local Limited Partnership recognized a gain on the sale of the investment property of approximately $667,000.

On December 28, 2001, West Oak Village Limited Partnership sold its investment property to an unaffiliated third party for approximately $3,172,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. The remaining proceeds were used to repay a portion of the deferred acquisition note and accrued interest thereon which was held by the general partner of the Local Limited Partnership. The unpaid portion of the note was forgiven and treated as a capital contribution to the Local Limited Partnership. With the sale of its property, the Partnership will receive no future benefits from this Local Limited Partnership.

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the balance sheet that require such disclosure approximate fair value. See "Recent Accounting Pronouncements" below.

(13)  GOING CONCERN

All of the Local Limited Partnership's notes payable are past due (see Note 6). Therefore, there is the possibility that the Partnership will lose its ownership interest in the Local Limited Partnerships through foreclosure by the noteholder. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity date of these notes or to repay or refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

(14)  RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.