Form 10QSB
period 2002-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2002-05-14
CIK 762859

FORM 10-QSB-- QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report



                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2002


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

                                 March 31, 2002
                          (in thousands, except unit data)



ASSETS
   Cash and cash equivalents                                                 $   43

                                                                             $   43
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
   Accrued expenses                                                          $   11
   Administrative and reporting fees payable to
      General Partner (Note 3)                                                1,343
   Advances from General Partner (Note 3)                                        49


Partners' capital (deficit)
   General Partner                                             $  629
   Original Limited Partner                                      (181)
   Other Limited Partners                                      (1,808)       (1,360)

                                                                             $  43


                   See Accompanying Notes to Financial Statements

b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                        (in thousands, except per unit data)



                                                                  Three Months Ended
                                                                       March 31,
                                                                   2002         2001
REVENUES:
  Share of profits from Local Limited Partnerships                 $ --         $ 441
  Other income                                                        --           97
                                                                      --          538
COSTS AND EXPENSES:
  Administrative and reporting fees to General Partner                 5           15
  Interest on notes payable                                           --           10
  Other operating expenses                                            13           24
  Interest on advances from General Partner                            1           --
                                                                      19           49

(Loss) income before extraordinary item                              (19)         489
Extraordinary gain on forgiveness of debt (Note 4)                    --          708

Net (loss) INCOME                                                  $ (19)      $1,197

ALLOCATION OF NET (LOSS) INCOME:
  General Partner                                                  $ --          $ 5
  Original Limited Partner                                            --           12
  Other limited partners                                             (19)       1,180

                                                                   $ (19)      $1,197
PER LIMITED PARTNERSHIP UNIT:
  (Loss) income before extraordinary item                         $(1.05)      $26.24
  Extraordinary gain on forgiveness of debt                           --        38.39

NET (LOSS) INCOME PER LIMITED PARTNERSHIP INTEREST                $(1.05)      $64.63


                   See Accompanying Notes to Financial Statements

c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)
                          (in thousands, except unit data)


                                                     1133
                                   The National    Fifteenth       Other
                                      Housing     Street Two      Limited
                                    Partnership   Associates     Partners        Total

Partners' capital (deficit) at
  December 31, 2001                    $ 629        $ (181)       $(1,789)      $(1,341)

Net loss - three months
  ended March 31, 2002                     --            --           (19)          (19)

Partners' capital (deficit) at
  March 31, 2002                       $ 629        $ (181)       $(1,808)      $(1,360)

Percentage interest at
  March 31, 2002                         1%            1%           98%          100%
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 18,138 investment units at March 31, 2002 and 18,258 investment units at March 31, 2001.




                   See Accompanying Notes to Financial Statements

d)
                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Cash Flows
                                   (Unaudited)
                                   (in thousands)

                                                                    Three Months Ended March 31,
                                                                        2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Distributions received in excess of investment in Local
   Limited Partnership                                                  $   --         $    97
  Advances made in excess of investment in Local Limited
   Limited Partnership                                                      --             (3)
  Operating expenses paid                                                  (43)           (45)
  Payment of interest on note payable                                       --         (1,575)
        Net cash used in operating activities                              (43)        (1,526)

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                             43          2,027
  Advances to Local Limited Partnership                                     --             (3)
        Net cash provided by investing activities                           43          2,024

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from General Partner                                --            (33)
  Payments on deferred acquisition note payable                             --           (452)
  Advances from General Partner                                             38             --
        Net cash provided by (used in) financing activities                 38           (485)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   38             13

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             5              1

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   43           $ 14

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net (loss) income                                                    $  (19)       $ 1,197
   Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
      Share of income from Local Limited Partnerships                       --           (441)
      Extraordinary gain on forgiveness of debt                             --           (708)
      Changes in operating assets and liabilities:
        Decrease in accrued interest on deferred acquisition
          note                                                              --         (1,564)
        Increase in administrative and reporting fees payable                5             15
        Decrease in other accrued expenses                                 (30)           (25)
        Increase in accrued interest on advances from General
          Partner                                                            1             --
        Total adjustments                                                  (24)        (2,723)

Net cash used in operating activities                                   $ (43)        $(1,526)


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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 18,300 interests at a price of $1,000 per unit. During 1985, the sale of interests was closed after the sale of 18,300 interests to limited partners. Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, and its affiliates ultimately control the General Partner. The original Limited Partner of the Partnership is 1133 Fifteenth Street Two Associates, whose limited partners were key employees of the general partner of NHP at the time the Partnership was formed. The general partner of 1133 Fifteenth Street Two Associates is NHP.

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At March 31, 2002, the Partnership continues to hold an interest in three Local Limited Partnerships: San Juan del Centro Limited Partnership, Caroline Arms Limited Partnership and Harold House Limited Partnership. During the three months ended March 31, 2002, the Partnership received its share of the final distribution of Windsor Apartments Associates Limited Partnership and the Local Limited Partnership was liquidated. During 2001, the Partnership's interests in Esbro Limited Partnership, Mayfair Manor Limited Partnership and Hurbell II and III Limited Partnership were foreclosed upon. Also, during 2001, the properties owned by Windsor Apartments Associates Limited Partnership and West Oak Village Limited Partnership were sold.

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $46,000 and $345,000 of losses from three and six Local Limited Partnerships during the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2001, the Partnership's share of profits in two Local Limited Partnerships of approximately $6,000 was offset against prior year losses not taken. For the three months ended March 31, 2002, there were no profits offset against prior year losses not taken. As of March 31, 2002, the Partnership has not recognized approximately $3,005,000 of its allocated cumulative share of losses from three Local Limited Partnerships in which its investment has been reduced to zero.

During the three months ended March 31, 2001, the Partnership made working capital advances of approximately $6,000 to two Local Limited Partnerships. No repayments were made during the three months ended March 31, 2001. No working capital advances were made or repayments received between the Partnership and the Local Limited Partnerships for the three months ended March 31, 2002. During 1993, the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

Advances to the Local Limited Partnership remain due and payable to the Partnership. Interest is calculated at the prime rate plus 2% (6.75% at March 31, 2002). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from the sale or refinancing of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

The following are unaudited combined statements of operations for the three months ended March 31, 2002 and 2001 of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships which are prepared on the accrual basis of accounting and supplied by the managing agents of the projects.

                        COMBINED STATEMENTS OF OPERATIONS

                                                Three Months Ended
                                                    March 31,
                                                2002          2001
                                                  (in thousands)
Rental income                                  $  623        $1,655
Other income                                       38            81
Gain on sale of property                           --           667
   Total income                                   661         2,403

Operating expenses                                386         1,190
Interest, taxes and insurance                     126           509
Depreciation                                      196           462
   Total expense                                  708         2,161

Net (loss) income                              $ (47)         $ 242

Partnership's share of (losses) income         $ (46)         $ 214

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the three month periods ended March 31, 2002 and 2001, the Partnership accrued administrative and reporting fees payable to the General Partner of approximately $5,000 and $15,000, respectively, for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $1,343,000 at March 31, 2002. The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

The General Partner advanced the Partnership approximately $38,000 during the three months ended March 31, 2002. No such advances were made during the three months ended March 31, 2001. For the three months ended March 31, 2001, the Partnership repaid advances of approximately $33,000 to the General Partner. There were no repayments made during the three months ended March 31, 2002. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2% and amounted to approximately $1,000 and less than $1,000 for the three months ended March 31, 2002 and 2001, respectively. Chase Manhattan Bank's prime rate was 4.75% at March 31, 2002. At March 31, 2002, the Partnership owed approximately $49,000 in unpaid borrowings due to the General Partner, including accrued interest.

Beginning in 2001, the Local Limited Partnerships began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Local Limited Partnerships insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Local Limited Partnerships were charged by AIMCO and its affiliates approximately $31,000 and $93,000, respectively, for insurance coverage and fees associated with policy claims administration.

(4)   SALE OF INVESTMENT PROPERTY OWNED BY LOCAL LIMITED PARTNERSHIP

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, a portion of the net proceeds were used to repay the mortgage encumbering the property. The Partnership received approximately $2,027,000 from the Local Limited Partnership as its portion of the sales proceeds during the three months ended March 31, 2001. The Partnership used these funds to repay a portion of the note payable and accrued interest which was secured by the Partnership's interest in the Windsor Apartments Associates Limited Partnership. The remaining unpaid balance of approximately $708,000 was forgiven and recognized as an extraordinary gain.

On December 28, 2001, West Oak Village Limited Partnership sold its investment property to an unaffiliated third party for approximately $3,172,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. The remaining proceeds were used to repay a portion of the deferred acquisition note and accrued interest thereon which was held by the general partner of the Local Limited Partnership. The unpaid portion of the note was forgiven and treated as a capital contribution to the Local Limited Partnership. With the sale of the Local Limited Partnership's property, the Partnership will receive no future benefits from this Local Limited Partnership.

(5)   LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

(6)   GOING CONCERN

All of the Local Partnership's notes payable are past due (see Note 2). Continuation of the Local Partnerships' operations in their present form is dependent on their ability to extend the maturity date, repay or refinance these notes. These conditions raise substantial doubt about the ability of the Partnership to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

Liquidity and Capital Resources

As of March 31, 2002, the Partnership retained an interest in three of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

During the three months ended March 31, 2001, the Partnership made working capital advances of approximately $6,000 to two Local Limited Partnerships. No repayments were made during the three months ended March 31, 2001. No working capital advances were made or repayments were received between the Partnership and the Local Limited Partnerships for the three months ended March 31, 2002.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in all of the remaining Local Limited Partnerships had been reduced to zero as of March 31, 2002. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. If these investments had not been reduced to zero, distributions received would be recorded as distributions from Local Limited Partnerships. A distribution of approximately $43,000 comprised of the final proceeds from the sale of Windsor Apartments was received during the three months ended March 31, 2002. A distribution of approximately $2,027,000, comprised of initial proceeds from the sale of Windsor Apartments and distributions in excess of investment in Local Limited Partnerships of approximately $97,000, were received during the three months ended March 31, 2001. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately $43,000 at March 31, 2002 compared to approximately $5,000 at December 31, 2001. The increase in cash and cash equivalents is due to approximately $43,000 and $38,000 of cash provided by investing and financing activities, respectively, partially offset by approximately $43,000 of cash used in operating activities. Cash provided by investing activities consisted of the final distribution from the proceeds of the sale of Windsor Apartments. Cash provided by financing activities consisted of advances to the Partnership from the General Partner. Cash used in operating activities consisted of the payment of operating expenses. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at March 31, 2002 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 2002 plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner approximately $1,343,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, a portion of the net proceeds were used to repay the mortgage encumbering the property. The Partnership received approximately $2,027,000 from the Local Limited Partnership as its portion of the sales proceeds during the three months ended March 31, 2001. The Partnership used these funds to repay a portion of the note payable and accrued interest which was secured by the Partnership's interest in the Windsor Apartments Associates Limited Partnership. The remaining unpaid balance of approximately $708,000 was forgiven and recognized as an extraordinary gain.

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

Each Local Limited Partnership in which the Partnership currently holds an interest has a note payable due to the original owner of each respective property. These notes are all past due and are in default.

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

Results of Operations

The Partnership invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At March 31, 2002, the Partnership continued to hold an interest in three Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of March 31, 2002, the Partnership had no carrying basis in any of the Local Limited Partnerships and therefore reflected no results of operations for its share of profits or losses for these Local Limited Partnerships.

The Partnership had a net loss of approximately $19,000 for the three months ended March 31, 2002, compared to net income of approximately $1,197,000 for the three months ended March 31, 2001. Net loss per unit of limited partnership was $1.05 for the three months ended March 31, 2002 compared to net income of $64.63 per limited partnership unit for the three months ended March 31, 2001. The decrease is primarily attributable to the Partnership's share of the gain recognized during the three months ended March 31, 2001 related to the sale of Windsor Apartments and an extraordinary gain on forgiveness of debt relating to the note payable secured by the Partnership's interest in the Local Limited Partnership which owned Windsor Apartments. The Partnership did not recognize approximately $46,000 of its allocated share of losses from three Local Limited Partnerships for the three months ended March 31, 2002, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $298,000 between periods. The decrease is primarily due to the foreclosure on the properties held by Esbro, Mayfair Manor, Hurbell II and Hurbell III Limited Partnerships during 2001.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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