Form 10QSB
period 2002-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2002-08-14
CIK 762859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                         Statement of Financial Position
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002


ASSETS
   Cash and cash equivalents                                                $ 2
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                                   --

                                                                             $ 2
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
   Accrued expenses                                                         $ 22
   Administrative and reporting fees payable to
      General Partner (Note 3)                                             1,348
   Notes payable to General Partner (Note 3)                                  13

Partners' capital (deficit)
   General Partner -- The National Housing
      Partnership (NHP)                                      $ 629
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                    (181)
   Other Limited Partners -- 18,043 investment
      units                                                  (1,829)     (1,381)

                                                                           $ 2

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                  Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                   2002         2001       2002        2001
Revenues:
  Share of profits from Local Limited
     Partnership                                   $ --         $ 18       $ --        $ 459
  Interest income                                      --           1          --           1
  Other income                                         --           1          --          98
  Gain on forgiveness of debt (Note 4)                 --          --          --         708
                                                       --          20          --       1,266
Costs and Expenses:
  Administrative and reporting fees to
    General Partner                                     5          10          10          25
  Interest on notes payable                            --          --          --          10
  Other operating expenses                             16          23          29          47
  Interest on advances from General Partner            --          --           1          --
                                                       21          33          40          82

Net (loss) income                                  $ (21)      $ (13)      $ (40)     $ 1,184

Allocation of net (loss) income:
  General Partner - NHP                            $ --         $ --       $ --         $ 5
  Original Limited Partner - 1133 Fifteenth
    Street Two Associates                              --          --          --          12
  Other limited partners                              (21)        (13)        (40)      1,167

                                                   $ (21)      $ (13)      $ (40)     $ 1,184

Net (loss) income per limited partnership
  interest                                        $ (1.16)    $ (0.71)   $ (2.21)    $ 63.92

                See Accompanying Notes to Financial Statements


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                   Statement of Partners' Capital (Deficit)
                                   (Unaudited)
                                (in thousands)


                                  The National      1133
                                     Housing     Fifteenth       Other
                                   Partnership   Street Two     Limited
                                      (NHP)      Associates     Partners        Total

Partners' deficit at
  December 31, 2001                   $ 629        $ (181)      $(1,789)       $(1,341)

Net loss - six months ended
  June 30, 2002                           --           --           (40)           (40)

Partners' capital (deficit) at
  June 30, 2002                       $ 629        $ (181)      $(1,829)       $(1,381)

Percentage interest at
  June 30, 2002                          1%           1%            98%         100%
                                         (A)          (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists  of  18,043  investment  units at June 30,  2002  and  18,138  at
      December  31,  2001  (see  "Item  5" in  Notes  to  Financial  Statements;
      "Abandonment of Limited Parntership Units).

                See Accompanying Notes to Financial Statements


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Cash Flows
                                   (Unaudited)
                                (in thousands)

                                                                   Six Months Ended June 30,
                                                                      2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest income received                                            $ --           $ 1
  Distributions received in excess of investment in Local
   Limited Partnership                                                   --             98
  Advances made in excess of investment in Local Limited
   Limited Partnership                                                   --             (3)
  Operating expenses paid                                               (49)           (60)
  Payment of interest on note payable                                    --         (1,575)
        Net cash used in operating activities                           (49)        (1,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Local Limited Partnerships                          43          2,027
  Advances to Local Limited Partnership                                  --             (3)
        Net cash provided by investing activities                        43          2,024

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from General Partner                            (38)           (33)
  Proceeds from advances from General Partner                            41             --
  Payments on deferred acquisition note payable                          --           (452)
        Net cash provided by (used in) financing activities               3           (485)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (3)            --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          5              1

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 2            $ 1

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net (loss) income                                                 $ (40)        $ 1,184
   Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
      Share of income from Local Limited Partnerships                    --           (459)
      Changes in operating assets and liabilities:
        Gain on forgiveness of debt                                      --           (708)
        Decrease in accrued interest on deferred acquisition
          note                                                           --         (1,564)
        Increase in administrative and reporting fees payable            10             25
        Decrease in other accrued expenses                              (19)           (17)
        Total adjustments                                                (9)        (2,723)

Net cash used in operating activities                                $ (49)        $(1,539)

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At June 30, 2002, the Partnership continues to hold an interest in three Local Limited Partnerships: San Juan del Centro Limited Partnership, Caroline Arms Limited Partnership and Harold House Limited Partnership. During the six months ended June 30, 2002, the Partnership received its share of the final distribution of Windsor Apartments Associates Limited Partnership and the Local Limited Partnership was liquidated. During 2001, the Partnership's interest in Esbro Limited Partnership, Mayfair Manor Limited Partnership, and Hurbell II and III Limited Partnership were foreclosed upon. Also during 2001, the properties owned by Windsor Apartment Associates and West Oak Village Limited Partnership were sold.

Caroline Arms, Harold House, and San Juan Del Centro Limited Partnerships all have notes payable which are currently in default and accordingly, the Local Limited Partnership interests are subject to foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity date of the respective notes, or to repay or refinance their respective notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $123,000 and $462,000 of losses from three and six Local Limited Partnerships during the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2001, the Partnership's share of profits in one Local Limited Partnership in the amount of approximately $6,000 was offset against prior years' losses not taken. For the six months ended June 30, 2002, there were no profits offset against prior years' losses not taken. As of June 30, 2002, the Partnership has not recognized approximately $3,083,000 of its allocated cumulative share of losses from three Local Limited Partnerships in which its investment has been reduced to zero.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations have been restated to reflect the gain on forgiveness of the balance of the note payable secured by the Partnership's interest in Windsor Apartments Associates Limited Partnership in 2001 (see Note 4 - Sale of Investment Property Owned by Local Limited Partnership) in operations rather than as an extraordinary item.

During the six months ended June 30, 2001, the Partnership made working capital advances of approximately $6,000 to two Local Limited Partnerships. No repayments were received during the six months ended June 30, 2001. No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships for the six months ended June 30, 2002. During 1993, the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

Advances to the Local Limited Partnership remain due and payable to the Partnership. Interest is calculated at the prime rate plus 2% (6.75% at June 30, 2002). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from the sale or refinancing of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as Partnership income when received.

The following are unaudited combined statements of operations for the six months ended June 30, 2002 and 2001 of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships which are prepared on the accrual basis of accounting and supplied by the managing agents of the projects.


                        COMBINED STATEMENTS OF OPERATIONS

                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           2002        2001        2002        2001
                                            (in thousands)          (in thousands)

Rental income                             $ 642       $1,192      $1,265      $2,847
Other income                                  24          45          62         126
Gain on sale of property                      --          --          --         667
   Total income                              666       1,237       1,327       3,640

Operating expenses                           408         681         793       1,871
Interest, taxes and insurance                152         361         278         870
Depreciation                                 185         297         381         759
   Total expense                             745       1,339       1,452       3,500

Net (loss) income                         $ (79)      $ (102)     $ (125)      $ 140

National Housing Partnership
  Realty Fund Two share of net
  (loss) income                           $ (77)      $ (102)     $ (123)      $ 112

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the six month periods ended June 30, 2002 and 2001, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $10,000 and $25,000, respectively, for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $1,348,000 at June 30, 2002. The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

The General Partner advanced the Partnership approximately $41,000 during the six months ended June 30, 2002. No such advances were made during the six months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, the Partnership repaid advances of approximately $38,000 and $33,000, respectively, to the General Partner. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2% and amounted to approximately $1,000 and less than $1,000 for the six months ended June 30, 2002 and 2001, respectively. Chase Manhattan Bank's prime rate was 4.75% at June 30, 2002. At June 30, 2002, the Partnership owed approximately $13,000 in unpaid borrowings due to the General Partner, including accrued interest.

During the six months ended June 30, 2001, the Partnership made working capital advances of approximately $6,000 to two Local Limited Partnerships. No repayments were received during the six months ended June 30, 2001. No working capital advances or repayments were made between the Partnership and the Local Limited Partnerships for the six months ended June 30, 2002.

Beginning  in  2001,  the  Local  Limited   Partnerships  began  insuring  their
properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Local Limited Partnerships insure their properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Local Limited Partnerships were charged by AIMCO and its affiliates approximately $31,000 and $93,000, respectively, for insurance coverage and fees associated with policy claims administration.

(4)   SALE OF INVESTMENT PROPERTY OWNED BY LOCAL LIMITED PARTNERSHIP

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, a portion of the net proceeds were used to repay the mortgage encumbering the property. The Partnership received approximately $2,027,000 from the Local Limited Partnership as its portion of the sales proceeds during the six months ended June 30, 2001. The Partnership used these funds to repay a portion of the note payable and accrued interest which was secured by the Partnership's interest in the Windsor Apartments Associates Limited Partnership. The remaining unpaid balance of approximately $708,000 was forgiven and recognized as a gain on debt forgiveness.

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

(5)   ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the six months ended June 30, 2002 the number of limited partnership units decreased by 95 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments during the six months ended June 30, 2001.

(6)   LEGAL PROCEEDINGS

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

Liquidity and Capital Resources

As of June 30, 2002, the Partnership retained an interest in three of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level.

During the six months ended June 30, 2001, the Partnership made working capital advances of approximately $6,000 to two Local Limited Partnerships. No repayments were made during the six months ended June 30, 2001. No working capital advances were made or repayments were received between the Partnership and the Local Limited Partnerships for the six months ended June 30, 2002.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in all of the remaining Local Limited Partnerships had been reduced to zero as of June 30, 2002. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. If these investments had not been reduced to zero, distributions received would be recorded as distributions from Local Limited Partnerships. A distribution of approximately $43,000 comprised of the final proceeds from the sale of Windsor Apartments was received during the six months ended June 30, 2002. A distribution of approximately $2,027,000, comprised of initial proceeds from the sale of Windsor Apartments and distributions in excess of investment in Local Limited Partnerships of approximately $98,000, were received during the six months ended June 30, 2001. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately $2,000 at June 30, 2002 compared to approximately $5,000 at December 31, 2001. The decrease in cash and cash equivalents is due to approximately $49,000 of cash used in operating activities partially offset by approximately $43,000 and $3,000 of cash provided by investing and financing activities, respectively. Cash provided by investing activities consisted of the final distribution from the proceeds of the sale of Windsor Apartments. Cash provided by financing activities consisted of advances to the Partnership from the General Partner partially offset by repayments of prior advances from the General Partner. Cash used in operating activities consisted of the payment of operating expenses. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at June 30, 2002 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. The Partnerships only other form of liquidity is advances from the General Partner. During the six months ended June 30, 2002 approximately $41,000 of working capital advances were made by the General Partner to the Partnership. The Partnership repaid advances of approximately $38,000 during the six months ended June 30, 2002. The General Partner will evaluate advancing the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

The Partnership currently owes the General Partner approximately $1,348,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, a portion of the net proceeds were used to repay the mortgage encumbering the property. The Partnership received approximately $2,027,000 from the Local Limited Partnership as its portion of the sales proceeds during the six months ended June 30, 2001. The Partnership used these funds to repay a portion of the note payable and accrued interest which was secured by the Partnership's interest in the Windsor Apartments Associates Limited Partnership. The remaining unpaid balance of approximately $708,000 was forgiven and recognized as a gain on debt forgiveness.

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

Results of Operations

The Partnership invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At June 30, 2002, the Partnership continued to hold an interest in three Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of June 30, 2002, the Partnership had no carrying basis in any of the Local Limited Partnerships and therefore reflected no results of operations for its share of profits or losses for these Local Limited Partnerships.

The Partnership had a net loss of approximately $40,000 for the six months ended June 30, 2002, compared to net income of approximately $1,184,000 for the six months ended June 30, 2001. Net loss per unit of limited partnership was $2.21 for the six months ended June 30, 2002 compared to net income of $63.92 per limited partnership unit for the six months ended June 30, 2001. The decrease is primarily attributable to the Partnership's share of the gain recognized during the six months ended June 30, 2001 related to the sale of Windsor Apartments and an extraordinary gain on forgiveness of debt relating to the note payable secured by the Partnership's interest in the Local Limited Partnership which owned Windsor Apartments. The Partnership did not recognize approximately $123,000 of its allocated share of losses from three Local Limited Partnerships for the six months ended June 30, 2002, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $338,000 between periods. The decrease is primarily due to the foreclosure on the properties held by Esbro, Mayfair Manor, Hurbell II and Hurbell III Limited Partnerships during 2001.

                           PART II - OTHER INFORMATION



ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                    (Registrant)


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships, its sole General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund II (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.