Form 10KSB
period 2002-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2003-03-31
CIK 762859

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934


                   For the fiscal year ended December 31, 2002

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

                                      None

               Securities registered under Section 12(g) of the Exchange Act:

                        18,043 Limited Partnership Units
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year.  $0

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2002. No market exists for the limited partnership units of the Registrant, and, therefore, no aggregate market value can be determined.

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

On June 3,  1997,  Apartment  Investment  and  Management  Company,  a  Maryland
corporation and a publicly held real estate investment trust ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO
Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:


                 SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
         IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO HAS AN INVESTMENT


                                                                              Occupancy
                                                        Units Authorized     Percentage
                                           Financed,       for Rental    for the Year Ended
                                           Insured
   Property Name, Location    Number of  and Subsidized Assistance Under    December 31,
     and Partnership Name       Units        Under          Section 8       2002     2001

Anderson Gardens                 (C)          (C)              (C)          (C)       (C)
  Anderson, South Carolina
  (Hurbell II Limited
    Partnership)

Brightwaters                     (B)          (B)              (B)          (B)       (B)
  Tulsa, Oklahoma
  (West Oak Village Limited
    Partnership)

Caroline Arms (D)                204          (A)              161           91%      95%
  Jacksonville, Florida
  (Caroline Arms Limited
    Partnership)

Harold House                      80          (A)               80          100%     100%
  Jacksonville, Florida
  (Harold House Limited
    Partnership)



                                                                              Occupancy
                                                        Units Authorized     Percentage
                                           Financed,       for Rental    for the Year Ended
                                            Insured
   Property Name, Location    Number of  and Subsidized Assistance Under    December 31,
     and Partnership Name       Units        Under          Section 8       2002     2001


Mayfair                          (C)          (C)              (C)          (C)       (C)
  Tucson, Arizona
  (Mayfair Manor Limited
    Partnership)

Royal Oak Gardens                (C)          (C)              (C)          (C)       (C)
  Kannapolis, North Carolina
  (Hurbell III Limited
    Partnership)

San Juan del Centro              150          (A)              150           99%      99%
  Boulder, Colorado
  (San Juan del Centro Limited
    Partnership)

Shadow Pines                     (C)          (C)              (C)          (C)       (C)
  Tuscon, Arizona
  (Esbro Limited Partnership)

Windsor Apartments               (B)          (B)              (B)          (B)       (B)
  Wilmington, Delaware
  (Windsor Apartments
   Associates Limited
   Partnership)

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)   Property was sold in 2001.

(C) Property was lost through foreclosure of Partnership interests during the year ended December 31, 2001.

(D)   Property sold in February 2003.

Ownership Percentages

The following details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance and notes payable and accrued interest on each property for each of the Local Limited Partnerships as of December 31, 2002 (dollar amounts in thousands):


                                 NHP Realty
                                  Fund Two      Cost of                 Notes Payable
                                 Percentage    Ownership    Mortgage     and Accrued
Partnership                       Ownership     Interest      Notes      Interest (A)
Caroline Arms L.P.                  94.5%        $ 868       $ 1,524       $ 4,391
Harold House L.P.                   94.5%           364          588         1,686
San Juan del Centro L.P.            94.5%           799        1,263         3,824

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2003                      391               100%                    90%

All of the units which receive rent subsidies from Section 8 have their contracts which expire during the year ending December 31, 2003. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents;
(3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


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

      (b) As of December 31, 2002, there were 1,124 registered holders of 18,043 limited partnership units (in addition to 1133 Fifteenth Street Two Associates - See "Item 7. Financial Statements - Note 1"). During the year ended December 31, 2002, 95 units were abandoned.

      (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 2002.

Item 6.     Management's Discussion and Analysis or Plan of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations have been restated to reflect the gain on forgiveness of the balance of the note payable secured by the Partnership's interest in Windsor Apartments Associates Limited Partnership in 2001, as discussed below, in operations rather than as an extraordinary item.

As of December 31, 2002, the Partnership retained an interest in three of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Cash and cash equivalents was less than $1,000 at December 31, 2002 compared to approximately $5,000 at December 31, 2001. The decrease of approximately $5,000 was due to approximately $51,000 of cash used in operating activities largely offset by approximately $43,000 and $3,000 of cash provided by investing and financing activities, respectively. Cash provided by investing activities consisted of distributions from the Local Limited Partnerships. Cash used in operating activities consisted of payment of operating expenses. Cash provided by financing activities consisted of advances from the General Partner partially offset by repayment of the advances from the General Partner. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at December 31, 2002 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. There can be no assurance that future distributions will be adequate to fund the operations beyond the current year. The Partnership's only other form of liquidity is advances from the General Partner. During the year ended December 31, 2002 approximately $41,000 of working capital advances were made by the General Partner to the Partnership. The Partnership repaid advances of approximately
$38,000 during the year ended December 31, 2002. The General Partner will evaluate advancing the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

Net cash used in operations for the year ended December 31, 2002 was approximately $51,000 compared to approximately $1,785,000 for the year ended December 31, 2001. The decrease in cash used in operations is primarily due to the payment in 2001 of accrued interest on the deferred acquisition note payable from the Partnership's portion of proceeds received from the sale of Windsor Apartments and the gain on forgiveness of debt recognized in connection with the sale.

Distributions received in excess of investment in Local Limited Partnerships and distributions from Local Limited Partnerships typically represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in all of the remaining Local Limited Partnerships have been reduced to zero as of December 31, 2002. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. If these investments had not been reduced to zero, distributions received would be recorded as distributions from Local Limited Partnerships in the statements of cash flows and would reduce the Partnership's investment on the balance sheet. A distribution of approximately $43,000 comprised of the final proceeds from the sale of Windsor Apartments was received during the year ended December 31, 2002. A distribution of approximately $2,267,000 comprised of initial proceeds from the sale of Windsor Apartments and distributions received in excess of investment in Local Limited Partnerships of approximately $102,000 were received during the year ended December 31, 2001. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

As discussed in Note 6 to the Local Limited Partnerships' combined financial statements attached hereto as Exhibit 99.1, each Local Limited Partnership in which the Partnership currently holds an interest has a note payable due to the original owner of each Property. These notes are all past due and are currently in default.

Harold House and San Juan Del Centro Limited Partnerships both have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future, assume any personal liability for the payment of the notes. The notes were due November 15, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Each of these Local Limited Partnerships are actively attempting to sell their net assets.

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

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. During the year ended December 31, 2001, the Local Limited Partnership distributed approximately $2,267,000 of the net proceeds to the Partnership and accrued approximately $132,000 in distributions to the other partners. During the year ended December 31, 2002, the Local Limited Partnership distributed approximately $43,000 of final proceeds to partners. The Local Limited Partnership recognized a gain on the sale of the investment property of approximately $667,000 during the year ended December 31, 2001. The Partnership used the distribution funds it received to repay a portion of the deferred acquisition note payable and accrued interest which was received by the Partnership's interest in the Windsor Apartment Associates Limited Partnership. The remaining unpaid balance of approximately $708,000 was forgiven and recognized as a gain on debt forgiveness.

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

On February 13, 2003 Caroline Arms Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property along with other liabilities of the property and the Local Limited Partnership. In accordance with an agreement reached with the note holder of the deferred acquisition note 60%, or approximately $1,393,000, of the remainder was paid against the principal of this note and 40%, or approximately $928,000, was distributed to the Partnership. The distribution received by the Partnership was used to pay certain of its liabilities.

The General Partner advanced the Partnership approximately $41,000 and $10,000 during the years ended December 31, 2002 and 2001, respectively. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2%. Interest expense was approximately $1,000 for the year ended December 31, 2002 and was less than $1,000 for the same period of 2001. During 2002 and 2001, the Partnership repaid approximately $38,000 and $33,000, respectively, of advances from the General Partner.

As of December 31, 2002, the Partnership owes the General Partner approximately $1,358,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees is predicated on the operations and/or sale or refinancing of the underlying properties of the Local Limited Partnerships. Subsequent to December 31, 2002, the Partnership repaid approximately $681,000 to the General Partner from the proceeds of the sale of the property owned by Caroline Arms Limited Partnership as discussed above.

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At December 31, 2002, the Partnership continued to hold an interest in three Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. However, as of December 31, 2002, the Partnership had no carrying basis in its investment in any of the Local Limited Partnerships and, therefore, reflected no results of operations for its share of profits or losses for these Local Limited Partnerships. The Partnership's investment in Harold House Limited Partnership was reduced to zero as a result of the recognition of an impairment of the Local Limited Partnership's assets during 2001.

The Partnership recognized a net loss of approximately $80,000 for the year ended December 31, 2002 compared to net income of approximately $827,000 for the year ended December 31, 2001. Net loss per unit of limited partnership unit decreased to $4.30, from net income per unit of $44.80 for the years ended December 31, 2002 and 2001, respectively. The decrease in net income is due primarily to the Partnership's share of the gain recognized in 2001 related to the sale of Windsor Apartments and a gain on forgiveness of debt relating to the note payable secured by the Partnership's interest in the Local Limited Partnership that owned Windsor Apartments, and, to a lesser extent, income from distributions in excess of investment from the Local Limited Partnerships which have no remaining investment balance.

The decrease in total expenses was due to decreases in administration and reporting fees attributable to foreclosures on four of the Partnership's investments in Local Limited Partnerships during 2001 and interest on notes payable attributable to the repayment and forgiveness of the note payable in 2001.

The Partnership did not recognize approximately $325,000 of its allocated share of losses from three Local Limited Partnerships for the year ended December 31, 2002, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $1,277,000 between periods, primarily due to impairment losses recognized at Harold House and Brightwaters during 2001.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.



Item 7.     Financial Statements


NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements


                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund Two
Indianapolis, Indiana


We have audited the accompanying balance sheet of National Housing Partnership Realty Fund Two (the Partnership) as of December 31, 2002, and the related statements of operations, partners' capital (deficit), and cash flows for each of the two  years  in the  period  ended  December  31,  2002.  These  financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statement of operations, partners' deficit and cash flow of Windsor Apartment Associates Limited Partnership for the year ended December 31, 2001. The financial statements of this Local Limited Partnership were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this Local Limited Partnership, is based solely on the report of other auditors.

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

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund Two at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 9 to the financial statements, the due dates of certain of the Local Limited Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 1 to the financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64." As a result, the accompanying financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.





                                                               Ernst & Young LLP

Indianapolis, Indiana
March 7, 2003

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                                  BALANCE SHEET

                                December 31, 2002
                        (in thousands, except unit data)



                                        ASSETS
Cash and cash equivalents                                            $ --
Investments in and advances to Local Limited
  Partnerships (Note 2)                                                 --
                                                                     $ --


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Accrued expenses                                                   $ 49
  Administrative and reporting fees payable to
   General Partner (Note 3)                                          1,358
  Advances from General Partner (Note 3)                                13
  Accrued interest on advances from General Partner                      1
                                                                     1,421
Partners' capital (deficit):
  General Partner                                                      628
  Original Limited Partner                                            (182)
  Other Limited Partners - 18,043 investment units                  (1,867)
                                                                    (1,421)
                                                                     $ 0

                       See Accompanying Notes To Financial Statements



                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                            STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)



                                                               Years Ended December 31,
                                                                   2002         2001
REVENUES:                                                                    (Restated)
  Share of profits from Local Limited Partnerships (Note 2)        $ --        $ 140
  Distributions in excess of investment in Local Limited
   Partnerships                                                       --          102
  Interest income                                                     --            1
  Gain on forgiveness of debt                                         --          708
                                                                      --          951
COSTS AND EXPENSES:
  Administrative and reporting fees to General Partner
   (Note 3)                                                           20           42
  Interest on notes payable (Note 4)                                  --           10
  Other operating expenses                                            59           72
  Interest on advances from the General Partner                        1           --
                                                                      80          124

NET (LOSS) INCOME                                                 $ (80)       $ 827

ALLOCATION OF NET (LOSS) INCOME:
  General Partner                                                  $ (1)        $ 1
  Original Limited Partner                                            (1)           8
  Other Limited Partners                                             (78)         818

                                                                  $ (80)       $ 827
PER LIMITED PARTNERSHIP UNIT:

NET (LOSS) INCOME PER OTHER LIMITED PARTNERSHIP UNIT             $ (4.30)     $ 44.80

                       See Accompanying Notes To Financial Statements


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                        (in thousands, except unit data)


                                                     1133
                                   The National   Fifteenth       Other
                                     Housing      Street Two     Limited
                                   Partnership    Associates     Partners        Total

Deficit at January 1, 2001            $ (177)       $ (181)      $(1,810)       $(2,168)

Transfer of interest                     805            (8)         (797)            --

Net income for the year ended
   December 31, 2001                       1             8           818            827

Capital (deficit) at
   December 31, 2001                     629          (181)       (1,789)        (1,341)

Net loss for the year ended
   December 31, 2002                      (1)          (1)           (78)           (80)

Capital (deficit) at                  $ 628        $ (182)       $(1,867)       $(1,421)
   December 31, 2002

Percentage interest at
   December 31, 2002 and 2001             1%             1%           98%          100%
                                          (A)           (B)           (C)

(A)   General Partner

(B)   Original Limited Partner

(C)   Consists of 18,043 and 18,138  investment  units at December  31, 2002 and
      2001, respectively. See "Note 7" for further information.

                       See Accompanying Notes To Financial Statements


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     Years Ended December 31,
                                                                        2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Distributions received in excess of investment in
   Local Limited Partnership                                            $ --         $ 102
  Interest received                                                        --             1
  Operating expenses paid                                                 (51)          (66)
  Advances to Local Limited Partnership in excess of investment            --            (7)
  Payment of interest on deferred acquisition note payable                 --        (1,815)
        Net cash used in operating activities                             (51)       (1,785)

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                            43         2,267
  Advances to Local Limited Partnership                                    --            (3)
        Net cash provided by investing activities                          43         2,264

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on advances from General Partner                               (38)          (33)
  Advances from General Partner                                            41            10
  Payments on deferred acquisition note payable                            --          (452)
        Net cash provided by (used in) financing activities                 3          (475)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (5)            4

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              5             1

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 0           $ 5

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net (loss) income                                                   $ (80)        $ 827
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Share of income from Local Limited Partnerships                      --          (140)
      Decrease in accrued interest on deferred
        acquisition notes                                                  --        (1,805)
      Gain on forgiveness of debt                                          --          (708)
      Increase in administrative and reporting fees payable                20            42
      Increase (decrease) in other accrued expenses                         8            (1)
      Increase in accrued interest on advances from General
          Partner                                                           1            --
                                                                           29        (2,612)

Net cash used in operating activities                                  $ (51)       $(1,785)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
During  2001,  the holder of the  deferred  acquisition  note related to Windsor
Apartments accepted payment of approximately $2,267,000 in full satisfaction of all principal and interest due under this note. The Partnership wrote-off the remaining balance of approximately $708,000 and recognized such amount as a gain on forgiveness of debt.

                       See Accompanying Notes To Financial Statements


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002

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

During 1985, the Partnership acquired 94.5% (98% with respect to allocation of losses) of the limited partnership interests in twenty-one Local Limited Partnerships. At December 31, 2002, the Partnership retained an ownership interest in three of the original Local Limited Partnerships.

On June 3,  1997,  Apartment  Investment  and  Management  Company,  a  Maryland
corporation and a publicly held real estate investment trust ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO
Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Two Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of the Local Limited Partnerships' income (see Note 2). An investment account is maintained for each of the limited partnership investments and losses are not taken once an investment account has been decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Distributions received from Local Limited Partnerships in which the Partnership's investment account has been decreased to zero are recorded as revenue in the year received. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. Advances to Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

Cash and Cash Equivalents

The Partnership considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the balance sheet that require such disclosure approximate fair value.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. Under the criteria established by SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption of which did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. As a result, the accompanying statements of operations have been restated to reflect the gain on forgiveness of the balance of the note payable secured by the Partnership's interest in Windsor Apartments Associates Limited Partnership in 2001 (see Note 2 - Investments in and Advances to Local Limited Partnerships) in operations rather than as an extraordinary item.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At December 31, 2002, the Partnership continues to hold an interest in three Local Limited Partnerships: San Juan del Centro Limited Partnership, Caroline Arms Limited Partnership and Harold House Limited Partnership. During the year ended December 31, 2002, the Partnership received its share of the final distribution of Windsor Apartments Associates Limited Partnership and the Local Limited Partnership was liquidated. During 2001, the Partnership's interests in Hurbell II and III, Esbro and Mayfair Manor Limited Partnerships were foreclosed upon. Also during 2001, the properties owned by Windsor Apartments Associates and West Oak Village Limited Partnership were sold.

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

These notes mature as follows (in thousands):


Local Partnership                            Due Date   Note Amount  Accrued Interest

Caroline Arms Limited Partnership (A)        11/15/99     $ 1,561         $ 2,830
Harold House Limited Partnership             11/15/99         599           1,087
San Juan Del Centro Limited Partnership      12/20/99       1,458           2,366

      Total Due and Delinquent                              3,618           6,283

(A) Property sold in February 2003.

Harold House and San Juan Del Centro Limited Partnerships both have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future, assume any personal liability for the payment of the notes. The notes were due November 15, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Each of these Local Limited Partnerships are actively attempting to sell their net assets.

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

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. During the year ended December 31, 2001, the Local Limited Partnership distributed approximately $2,267,000 of the net proceeds to the Partnership and accrued approximately $132,000 in distributions to the other partners. During the year ended December 31, 2002, the Local Limited Partnership distributed approximately $43,000 of final proceeds to the other partners. The Local Limited Partnership recognized a gain on the sale of the investment property of approximately $667,000 during the year ended December 31, 2001. The Partnership used the distribution funds it received to repay a portion of the deferred acquisition note payable and accrued interest which was secured by the Partnership's interest in the Windsor Apartment Associates Limited Partnership. The remaining unpaid balance of approximately $708,000 was forgiven and recognized as a gain on debt forgiveness.

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

On February 13, 2003 Caroline Arms Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property along with other liabilities of the property and the Local Limited Partnership. In accordance with an agreement reached with note holder of the deferred acquisition note 60% or approximately $1,393,000 of the remainder was paid against the principal of this note and 40%, or approximately $928,000, was distributed to the Partnership. The distribution received by the Partnership was used to pay certain of its liabilities.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' income. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, income reported by a Local Limited Partnership is not recognized by the Partnership until such income equals losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $325,000 and $1,602,000 of losses from three and seven Local Limited Partnerships during 2002 and 2001, respectively. During 2002 and 2001, the Partnership's share of profits in one Local Limited Partnership of approximately $1,000 and $6,000, respectively, were offset against prior year losses not recognized. As of December 31, 2002 and 2001, the Partnership has not recognized approximately $3,279,000 and $2,959,000, respectively, of its allocated cumulative share of losses from three Local Limited Partnerships in which its investment has been reduced to zero.

The Partnership made advances of $10,000 to the Local Limited Partnerships during 2001 and no advances in 2002. During 1993 the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments.

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

Summaries of the combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2002 and the combined results of operations for the years ended December 31, 2002 and 2001, are as follows:

                           CONDENSED COMBINED BALANCE SHEET
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                              December 31, 2002
Assets:
  Land                                                               $ 1,211
  Buildings and improvements, net of accumulated
   depreciation of approximately $7,543                                7,434
  Other                                                                1,622

                                                                     $10,267
Liabilities:
  Mortgage notes payable                                             $ 3,375
  Notes payable                                                        3,618
  Accrued interest on notes payable                                    6,283
  Other liabilities                                                      696

Partners' Deficit:
  National Housing Partnership Realty Fund Two                        (3,154)
  Other partners                                                        (551)
                                                                      (3,705)

                                                                     $10,267


                     CONDENSED COMBINED STATEMENTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                         Years Ended December 31,
                                                           2002             2001

Revenues                                                 $ 2,806          $ 2,742

Expenses:
  Operating expenses                                       2,044            1,824
  Financial expenses - primarily interest                     22               25
  Interest on notes payable                                  363              363
  Depreciation and amortization                              776              723
  Impairment loss                                             --              535
                                                           3,205            3,470
Loss from continuing operations                             (399)            (728)
Loss from discontinued operations                             --           (1,287)
Gain on sale of discontinued operations                       --              667
Net loss                                                  $ (399)         $(1,348)

                       See Accompanying Notes To Financial Statements

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. All Local Limited Partnerships operate rental housing projects organized under Section 236 of the National Housing Act. Each of the Local Limited Partnerships receives some form of rental assistance from HUD. During the year ended December 31, 2002 and 2001, the projects received a total of approximately $1,436,000 and $4,366,000, respectively, of rental assistance from HUD.

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


The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2003                      391               100%                    90%

All of the units which receive rent subsidies from Section 8 have their contracts which expire during the year ending December 31, 2003. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents;
(3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. During 2001, Harold House and West Oak Village Limited Partnerships recognized impairment losses on their rental properties of approximately $535,000 and $634,000, respectively. There were no impairment losses recognized for any of the properties during 2002.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2002. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

(3) TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $20,000 and $42,000 during 2002 and 2001, respectively. No payments were made during 2002 or 2001 for these fees. The balance owed to the General Partner for these fees is approximately $1,358,000 as of December 31, 2002.

If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Subsequent to December 31, 2002, the Partnership repaid approximately $681,000 to the General Partner from the proceeds of the sale of the property owned by Carolina Arms Limited Partnership.

The General Partner advanced the Partnership approximately $41,000 and $10,000 during the years ended December 31, 2002 and 2001, respectively. In 2002 and 2001, the Partnership repaid advances of approximately $38,000 and $33,000, respectively, to the General Partner. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2% and amounted to approximately $1,000 in 2002 and less than $1,000 in 2001. Chase Manhattan Bank's prime rate was 4.25% at December 31, 2002. At December 31, 2002, the Partnership had $14,000 in unpaid borrowings and accrued interest due to the General Partner.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects. NHPMC and other affiliates of NCHP earned approximately $268,000 and $381,000 for management fees and other services provided to the Local Limited Partnerships during 2002 and 2001, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2002 and 2001, were approximately $333,000 and $713,000, respectively.

(4) NOTE PAYABLE

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. The Partnership received approximately $2,267,000 from the Local Limited Partnership as its portion of the sales proceeds during the year ended December 31, 2001. The Partnership used these funds to repay a portion of the note payable and accrued interest which was secured by the Partnership's interest in the Windsor Apartments Associates Limited Partnership. The remaining unpaid balance of approximately $708,000 was forgiven and recognized as a gain on forgiveness of debt.

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

A reconciliation follows (in thousands):

                                                  Years Ended December 31,
                                                     2002            2001

Net (loss) income per financial statements          $ (80)          $ 827

Add (deduct):
  Interest on notes payable                             --             (49)
  Gain on foreclosure                                   --           9,605
  Partnership's share of Local Limited
   Partnerships' income                                798           4,214
  Other                                                 23             533

Income per tax return                               $ 741          $15,130


The following is a reconciliation between the Partnership's reported amounts and the Federal tax basis of net liabilities at December 31, 2002 (in thousands):

Net deficit as reported                                        $(1,421)

Add (deduct):
  Investment in Partnerships                                    (4,618)
  Other                                                            483

Net deficit - Federal tax basis                                $(5,556)

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

      Seventh, to the partners with negative capital accounts to bring such accounts to zero; and

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


(7) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In December 2002, the number of limited partnership units decreased by 95 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding during the year or 18,138 units. There were 120 units abandoned during 2001.

(8) LEGAL PROCEEDINGS

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


(10) REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED


                                                                            Cost
                                                                       Capitalized
                                       Initial Cost                     (Removed)
                                     To Local Limited                   Subsequent
                                        Partnership                   to Acquisition
                                      (in thousands)                  (in thousands)

                                                    Buildings
                                                   and Related
                                                     Personal                Carrying Cost
        Description         Encumbrances   Land      Property   Improvements  Adjustments

Caroline Arms Limited
  Partnership                   (1)       $ 260      $ 4,497      $ 2,855        $ --
Harold House Limited
  Partnership                   (1)           80       1,782        1,798          (535)
San Juan Del Centro
  Limited Partnership           (1)          725       3,360        1,366            --

  Totals                                 $ 1,065     $ 9,639      $ 6,019       $ (535)



                              Gross Amount At Which
                                    Carried
                              At December 31, 2002
                                 (in thousands)

                               Buildings
                                  And
                                Related
                               Personal            Accumulated    Date of     Date   Depreciable
     Description        Land   Property  Total(2) Depreciation  ConstructionAcquired Life-Years
                                           (3)         (3)
                                                 (in thousands)
Caroline Arms Limited
  Partnership          $ 325    $ 7,287  $ 7,612     $(3,549)      1972      04/85      5-50
Harold House Limited
  Partnership             151     2,974    3,125      (1,578)      1973      05/85      5-50
San Juan Del Centro
  Limited Partnership     735     4,716    5,451      (2,416)      1970      04/85      5-50

  Totals              $ 1,211   $14,977  $16,188     $(7,543)

(1)   Schedule of Encumbrances (in thousands)


                                                               Notes
                                                            Payable and
                                               Mortgage       Accrued
Partnership Name                                Notes         Interest       Total

Caroline Arms Limited Partnership              $ 1,524        $ 4,391       $ 5,915
Harold House Limited Partnership                   588          1,686         2,274
San Juan del Centro Limited Partnership          1,263          3,824         5,087

  Total                                        $ 3,375        $ 9,901       $13,276

(2)   The  aggregate  cost of real  estate for  Federal  income tax  purposes at
      December 31, 2002 is approximately $15,798,000, and accumulated depreciation for Federal income tax purposes at December 31, 2002 is approximately $12,516,000.

(3)   Reconciliation of real estate (in thousands)


                                                 Years Ended December 31,
                                                   2002           2001

Balance at beginning of period                   $ 15,643       $ 44,459
Improvements during the period                        545          1,146
Disposals of rental properties                         --        (28,793)
Impairment losses on rental property                   --         (1,169)
Balance at end of period                         $ 16,188       $ 15,643


      Reconciliation of accumulated depreciation (in thousands)

                                                   2002           2001

Balance at beginning of period                    $ 6,767       $ 18,314
Depreciation expense for the period                   776          1,262
Disposals of rental properties                         --        (12,809)
Balance at end of period                          $ 7,543       $ 6,767


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

Ronald D. Monson (age 46), has been Executive Vice President and Head of Property Operations of NCHP and AIMCO since February 2001. Previously, he served as Regional Vice President from March 1997 to May 1998, when he was promoted to Senior Vice President of the Midwest Division. Mr. Monson served as Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division. From April 1994 to February 1997, Mr. Monson was a Regional Vice President for Great Atlantic Property Management.

Patrick J. Foye (age 45) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests and corporate and other acquisitions. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Executive Officers

The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

Ronald D. Monson (age 46).  See "Directors of NCHP."

Patrick J. Foye  (age 45). See "Directors of NCHP."

Paul J. McAuliffe (age 46) has been Executive Vice President of NCHP and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp from May 1996 until February 1999.

Thomas C. Novosel (age 44) has been Senior Vice President and Chief Accounting Officer of NCHP since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were annual audit of $41,000 and non-audit services (principally tax-related) of $8,000.

Item 10.    Executive Compensation

National Housing Partnership Realty Fund Two has no officers or directors. No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions."

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

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 2002.

         Name of Beneficial Owner              Number of Units        % of Class

AIMCO and affiliates                                1,949                10.80%
  (affiliates of the General Partner)

The business address of AIMCO is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12.    Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $20,000 and $42,000 during 2002 and 2001, respectively. No payments were made during 2002 or 2001 for these fees. The balance owed to the General Partner for these fees is approximately $1,358,000 as of December 31, 2002.

If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Subsequent to December 31, 2002,the Partnership repaid approximately $681,000 to the General Partner from the proceeds of the sale of the property owned by Caroline Arms Limited Partnership.

The General Partner advanced the Partnership approximately $41,000 and $10,000 during the years ended December 31, 2002 and 2001, respectively. In 2002 and 2001, the Partnership repaid advances of approximately $38,000 and $33,000, respectively, to the General Partner. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2% and amounted to approximately $1,000 in 2002 and less than $1,000 in 2001. Chase Manhattan Bank's prime rate was 4.25% at December 31, 2002. At December 31, 2002, the Partnership had $14,000 in unpaid borrowings and accrued interest due to the General Partner.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects. NHPMC and other affiliates of NCHP earned approximately $268,000 and $381,000 for management fees and other services provided to the Local Limited Partnerships during 2002 and 2001, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2002 and 2001, were approximately $333,000 and $713,000, respectively.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits

Exhibit  99,  Certification  of Chief  Executive  Officer  and  Chief  Financial
Officer.

            Exhibit 99.1, Audited Combined Financial Statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report

      (b) Reports on Form 8-K filed during the fourth quarter of 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.


                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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


                                    By:   The National Housing Partnership,
                                          Its sole General Partner

                                    By:   National Corporation for Housing
                                          Partnerships, its sole General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President

                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Patrick J. Foye                        Date: March 28, 2003
Patrick J. Foye
President and Director


/s/Thomas C. Novosel                Date: March 28, 2003
Thomas C. Novosel
Senior Vice President and
Chief Accounting Officer


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Housing Partnership Realty Fund Two;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    President   of   National    Corporation
                                    for Housing Partnerships, equivalent of the
                                    chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Housing Partnership Realty Fund Two;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Housing Partnership Realty Fund Two (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003


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


                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERS REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                          COMBINED FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001


                          Independent Auditors' Report

To The Partners of
National Housing Partnership Realty Fund Two
Indianapolis, Indiana

We have audited the accompanying combined balance sheet of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two (the "Partnership") holds a limited partnership interest as of December 31, 2002, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statements of operations, partners' deficit and cash flows of Windsor Apartment Associates Limited Partnership (one of the nine Local Limited Partnerships) for the year ended December 31, 2001 which reflect 33% of combined net loss for the year then ended. The financial statements of this Local Limited Partnership were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this Local Limited Partnership, is based solely on the report of the other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund Two holds a limited partnership interest as of December 31, 2002, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the combined financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 14 to the financial statements, in 2002 the Local Limited Partnerships adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result, the accompanying combined financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                            /s/Ernst & Young LLP


Indianapolis, Indiana
March 7, 2003

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


Armacost & Orsborne LLP
Bethesda, Maryland
February 13, 2002



                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                             COMBINED BALANCE SHEET

                                 (in thousands)

                                December 31, 2002


                                        ASSETS
Cash and cash equivalents                                           $ 132
Accounts receivable, net (Note 2)                                        36
Tenants' security deposits held in trust funds                           82
Prepaid expenses and other assets                                        28
Mortgage escrow deposits                                              1,318
Other assets                                                             26
Rental property, net (Notes 4, 5, 10 and 11)                          8,645

                                                                   $ 10,267

                          LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Accounts payable and accrued expenses                             $ 350
  Accrued real estate taxes                                              42
  Partner loans and accrued interest (Note 7)                           218
  Tenants' security deposits payable                                     81
  Notes payable (Note 6)                                              3,618
  Accrued interest on notes payable (Note 6)                          6,283
  Mortgage notes payable (Note 5)                                     3,375
  Other liabilities                                                       5
                                                                     13,972

  Partners' deficit                                                  (3,705)

                                                                   $ 10,267

                       See Accompanying Notes To Financial Statements


                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                 (in thousands)



                                                              Years Ended December 31,
                                                                  2002         2001
                                                                            (Restated)
REVENUE:
  Rental income (Note 3)                                        $ 2,530      $ 2,515
  Interest income                                                    19           57
  Other income                                                      257          170
                                                                  2,806        2,742

EXPENSES:
  Administrative expenses                                           121          167
  Utilities and operating expenses                                1,012          753
  Management and other services from related party (Note 9)         268          230
  Salaries and related benefits to related party (Note 9)           333          382
  Depreciation and amortization                                     776          723
  Impairment loss (Note 10)                                          --          535
  Taxes and insurance                                               287          270
  Financial expenses - primarily interest                            22           25
  Interest on notes payable (Notes 6 and 7)                         363          363
  Annual partnership administrative fees to General Partner
    (Note 7)                                                         23           22
                                                                  3,205        3,470

Loss from continuing operations                                    (399)        (728)
Loss from discontinued operations                                    --       (1,287)
Gain on sale of discontinued operations (Note 11)                    --          667

NET LOSS                                                         $ (399)     $(1,348)

                       See Accompanying Notes To Financial Statements


                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT

                                 (in thousands)


                                  National
                                Housing The
                                Partnership     National       NHP          NHP
                                Realty Fund     Housing    Investment   Investment
                                    Two       Partnership  Partners I  Partners III     Total

Deficit at January 1, 2001        $(10,256)      $ (298)     $ (566)       $ (38)     $(11,158)

Contribution                         3,233           --           --           --        3,233

Distributions                       (2,267)         (24)        (108)          --
                                                                                       (2,399)

Net (loss) profit                   (1,341)         (13)           6           --       (1,348)

Transfer of interest
  (Note 11)                          7,911          109          351           38        8,409

Deficit at December 31, 2001        (2,720)        (226)        (317)          --       (3,263)

Net loss                              (391)          (4)          (4)          --         (399)

Distributions                          (43)          --           --           --          (43)

Deficit at December 31, 2002      $ (3,154)      $ (230)     $ (321)       $ --       $ (3,705)

Percentage interest at
  December 31, 2002 and 2001          (A)            (B)         (C)          (D)

(A) Holds a 94.5% limited partnership interest (98% with respect to allocation of losses).

(B)   Holds a 1% general partnership interest in Local Limited Partnerships.

(C) Holds a 4.5% limited partnership interest (1% with respect to allocation of losses) in certain Local Limited Partnerships.

(D) Holds a 4.5% limited partnership interest (1% with respect to allocation of losses) in certain Local Limited Partnerships, all of which were sold and foreclosed as of December 31, 2001.

                       See Accompanying Notes To Financial Statements


                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                Years Ended December 31,
                                                                   2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts:
   Rental receipts                                               $ 2,524        $ 4,698
   Interest receipts                                                  15             92
   Other operating receipts                                          894            399
   Tenant security deposits                                           15             57
   Entity receipts                                                     5            137
            Total receipts                                         3,453          5,383

  Disbursements:
   Administrative                                                   (149)          (335)
   Management fees                                                  (246)          (320)
   Utilities                                                        (346)          (841)
   Salaries and wages                                               (367)          (838)
   Operating and maintenance                                        (897)          (960)
   Real estate taxes                                                (130)          (102)
   Property insurance                                               (107)          (105)
   Miscellaneous taxes and insurance                                 (93)          (143)
   Tenant security deposits                                          (15)           (35)
   Other operating disbursements                                      --             (1)
   Interest on mortgage                                               --            (79)
   Mortgage insurance premium                                        (18)           (17)
   Miscellaneous financial expenses                                   (4)            (4)
   Transfer of operating cash to new owner                            --           (508)
   Entity disbursements:
     Interest on notes payable                                    (1,857)          (137)
     Miscellaneous disbursements                                     (44)          (142)
            Total disbursements                                   (4,273)        (4,567)

Net cash (used in) provided by operating activities                 (820)           816

Cash flows from investing activities:
  Change in mortgage escrow accounts                                (140)           153
  Net sales proceeds                                                  --          7,448
  Net purchase of fixed assets                                      (545)        (1,146)
  Other investing                                                    (21)            40

Net cash (used in) provided by investing activities                 (706)         6,495

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal payments                                       (236)          (394)
  Repayment of mortgage notes payable                                 --         (3,443)
  Proceeds from loans or notes payable                                --             98
  Principal payments on loans or notes payable                      (230)            --
  Distributions                                                      (43)        (2,268)

Net cash used in financing activities                               (509)        (6,007)

                       See Accompanying Notes To Financial Statements


                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                  COMBINED STATEMENTS OF CASH FLOWS (continued)

                                 (in thousands)

                                                                 Years Ended December 31,
                                                                   2002            2001
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             $ (2,035)      $  1,304

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      2,167            863

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 132         $ 2,167

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
   Net loss                                                       $ (399)        $(1,348)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Gain on sale of discontinued operations                          --           (667)
      Depreciation and amortization                                   776          1,262
      Impairment loss on rental properties                             --          1,169
      Changes in operating assets and liabilities:
        Net tenant receivables                                         --             18
        Accounts receivable - other                                   636            186
        Accrued receivables                                             1             (2)
        Prepaid expenses and other assets                             (15)            94
        Cash restricted for tenants' security deposits                 12             76
        Accounts payable trade                                         37           (268)
        Accrued liabilities                                          (420)           118
        Accrued interest - notes payable                           (1,493)           747
        Tenant security deposits held in trust                        (13)           (34)
        Accrued property taxes                                        (24)            --
        Prepaid revenue                                                (1)            (5)
        Transfer of operating cash to new owner                        --           (508)
        Entity liability accounts                                      83            (22)
            Total adjustments                                        (421)         2,164

Net cash (used in) provided by operating activities               $ (820)         $ 816

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Net write-off of assets and liabilities to reflect
   sales and foreclosures and treated as a transfer
   of partnership interests                                        $ --          $ 8,409
  Note payable and accrued interest forgiven by NHP and
   treated as a capital contribution                               $ --          $ 3,233
  Distributions payable                                            $ --           $ 131

                       See Accompanying Notes To Financial Statements


                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                December 31, 2002


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

During 1985, the Partnership acquired 94.5% (98% with respect to losses) of the limited partnership interests in twenty-one Local Limited Partnerships. As a limited partner in these Local Limited Partnerships, the Partnership does not exercise control or influence over the activities of the Local Limited Partnerships in accordance with the partnership agreements. As of December 31, 2002, the Partnership continues to hold interests in three Local Limited Partnerships.

On June 3,  1997,  Apartment  Investment  and  Management  Company,  a  Maryland
corporation and a publicly held real estate investment trust ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO
Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

Basis of Combination

The combined financial statements include the accounts of the following three and nine Local Limited Partnerships in which the Partnership held a limited partnership interest during 2002 and 2001, respectively:

  Caroline Arms Limited Partnership
  Esbro Limited  Partnership  (interest lost July 20, 2001)
  Harold House Limited
  Partnership Hurbell II Limited Partnership (interest lost April 2, 2001) Hurbell III Limited Partnership (interest lost March 28, 2001)
  Mayfair Manor Limited Partnership (interest lost July 20, 2001) San Juan del Centro Limited Partnership
  West Oak Village Limited Partnership (sold property December 28, 2001) Windsor Apartments Associates Limited Partnership (sold property January 31,
  2001)

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

(2) ACCOUNTS RECEIVABLE

At December 31, 2002, accounts receivable consist of the following (in thousands):

Tenant receivables, net                                $ 7
Housing assistance receivable (see Note 3)               12
Other receivables                                        17

Accounts receivable, net                              $ 36

(3) HOUSING ASSISTANCE AGREEMENTS

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. All Local Limited Partnerships operate rental housing projects organized under Section 236 of the National Housing Act. Each of the Local Limited Partnerships receives some form of rental assistance from HUD. During the year ended December 31, 2002 and 2001, the projects received a total of approximately $1,436,000 and $4,366,000, respectively, of rental assistance from HUD.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2003                      391               100%                    90%

All of the units which receive rent subsidies from Section 8 have their contracts which expire during the year ending December 31, 2003. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents;
(3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

(4) RENTAL PROPERTY

At December 31, 2002 rental property consists of the following (in thousands):

Land                                             $ 1,211
Buildings and improvements                        14,977
                                                  16,188
Less accumulated depreciation                     (7,543)

Rental property, net                             $ 8,645

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

Approximate maturities of mortgage notes payable for the next five years and, thereafter, are as follows (in thousands):

          2003                 $ 256
          2004                    279
          2005                    304
          2006                    330
          2007                    360
       Thereafter               1,846

                              $ 3,375


(6) NOTES PAYABLE

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At December 31, 2002, the Partnership continues to hold an interest in three Local Limited Partnerships: San Juan del Centro Limited Partnership, Caroline Arms Limited Partnership, and Harold House Limited Partnership. During 2001, the Partnership's interests in Hurbell II and III, Esbro and Mayfair Manor Limited Partnerships were foreclosed and Windsor Apartments Associates and West Oak Village both sold their respective investment properties.

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

These notes mature as follows:


Local Partnership                            Due Date   Note Amount  Accrued Interest

Caroline Arms Limited Partnership (A)        11/15/99     $ 1,561         $ 2,830
Harold House Limited Partnership             11/15/99         599           1,087
San Juan Del Centro Limited Partnership      12/20/99       1,458           2,366

      Total Due and Delinquent                            $ 3,618         $ 6,283


Subsequent to December 31, 2002, Caroline Arms Limited Partnership sold its investment property to an unaffiliated third party. The Local Limited Partnership paid approximately $1,393,000 as an initial payment in March 2003 toward the note payable from the proceeds of the sale.

Harold House and San Juan Del Centro Limited Partnerships both have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future, assume any personal liability for the payment of the notes. The notes were due November 15, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. Each of these Local Limited Partnerships are actively attempting to sell their net assets.

(7) DUE TO PARTNERS

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of approximately $23,000 and $30,000 for the years ended December 31, 2002 and 2001, respectively. Payment of these fees is made to the General Partner without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 2002 and 2001, the Local Limited Partnerships paid approximately $90,000 and $17,000, respectively, of these fees to the General Partner. The balance owed to NHP for these fees was approximately $76,000 at December 31, 2002 which are included in accounts payable and accrued expenses in the combined balance sheet.

During 2001, the General Partner advanced approximately $98,000 to one Local Limited Partnership. There were no advances made by the General Partner during 2002. During 2002 approximately $230,000 was paid by one Local Limited Partnership. No payments were made on these advances during 2001. At December 31, 2002, approximately $218,000 of loans and accrued interest were owed to the General Partner. Interest is charged at the Chase Manhattan prime interest rate plus 2%.

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

(9) RELATED PARTY TRANSACTIONS

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects. NHPMC and other affiliates of NCHP earned approximately $268,000 and $381,000 for management fees and other services provided to the Local Limited Partnerships during 2002 and 2001, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2002 and 2001, were approximately $333,000 and $713,000, respectively.

(10) IMPAIRMENT LOSS ON RENTAL PROPERTY

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. During 2001, Harold House and West Oak Village Limited Partnerships recognized impairment losses on their rental properties of approximately $535,000 and $634,000, respectively. The impairment loss recognized at West Oak Village Limited Partnership is included in loss from discontinued operations on the accompanying combined statements of operations. There were no impairment losses recognized for any of the properties during 2002.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2002. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

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

On January 31, 2001, Windsor Apartment Associates Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property. During the year ended December 31, 2001, the Local Limited Partnership distributed approximately $2,267,000 of the net proceeds to the Partnership and accrued approximately $132,000 in distributions to the other partners. During the year ended December 31, 2002, the Local Limited Partnership distributed approximately $43,000 of final proceeds to partners. The Local Limited Partnership recognized a gain on the sale of discontinued operations of approximately $667,000.

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

On February 13, 2003  Caroline  Arms  Limited  Partnership  sold its  investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property along with other liabilities of the property and the Local Limited Partnership. In accordance with an agreement reached with note holder of the deferred acquisition note 60% or approximately $1,393,000 of the remainder was paid against the interest and principal of this note and 40%, or approximately $928,000, was distributed to the Partnership. The distribution to the Partnership was used to pay its liabilities.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the balance sheet that require such disclosure approximate fair value.

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

(14) RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. As a result, the accompanying combined statements of operations of the Local Limited Partnerships have been restated to reflect the operations of the six Local Limited Partnerships that were either foreclosed on or sold during 2001 as discontinued operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption of which did not have a material effect on the combined financial position or combined results of operations of the Local Limited Partnerships.