Form 10QSB
period 2003-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2003-05-14
CIK 762859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-14458


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
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
                        (in thousands, except unit data)

                                 March 31, 2003


ASSETS
   Cash and cash equivalents                                              $ 378
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                                 148

                                                                          $ 526
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
   Accrued expenses                                                        $ 11
   Administrative and reporting fees payable to
      General Partner (Note 3)                                              681

Partners' capital (deficit)
   General Partner -- The National Housing
      Partnership (NHP)                                       $ 641
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                     (169)
   Other Limited Partners -- 17,723 investment
      units                                                     (638)      (166)

                                                                          $ 526

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                                  Three Months Ended
                                                                       March 31,
                                                                   2003         2002
REVENUES:
  Share of profits from Local Limited Partnerships (Note 2)       $1,206        $ --
  Interest received on advances to Local Limited
    Partnerships (Note 2)                                             68           --
                                                                   1,274           --

COSTS AND EXPENSES:
  Administrative and reporting fees to General Partner                 4            5
  Other operating expenses                                            15           13
  Interest on advances from General Partner                           --            1
                                                                      19           19

NET INCOME (LOSS)                                                 $1,255        $ (19)

ALLOCATION OF NET INCOME (LOSS):
  General Partner - NHP                                            $ 13         $ --
  Original Limited Partner - 1133 Fifteenth Street Two
    Associates                                                        13           --
  Other limited partners                                           1,229          (19)

                                                                  $1,255        $ (19)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST                $68.12       $(1.05)

                   See Accompanying Notes to Financial Statements


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                    Statement of Partners' Capital (Deficit)
                                   (Unaudited)
                        (in thousands, except unit data)


                                   The National      1133
                                      Housing     Fifteenth       Other
                                    Partnership   Street Two     Limited
                                       (NHP)      Associates    Partners        Total

Partners' capital (deficit) at
  December 31, 2002                    $ 628        $ (182)      $(1,867)      $(1,421)

Net income - three months ended
  March 31, 2003                           13           13         1,229         1,255

Partners' capital (deficit) at
  March 31, 2003                       $ 641        $ (169)      $ (638)       $ (166)

Percentage interest at
  March 31, 2003                          1%           1%           98%         100%
                                          (A)          (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists  of  17,723  investment  units at March  31,  2003 and  18,043 at
      December  31, 2002 (see  "Footnote  4" in Notes to  Financial  Statements;
      "Abandonment of Limited Partnership Units).

                   See Accompanying Notes to Financial Statements


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                   Three Months Ended March 31,
                                                                      2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received on advances to Local Limited Partnerships         $ 68             $ --
  Payment of administrative and reporting fees                          (681)             --
  Operating expenses paid                                                (53)            (43)
  Payment of interest on advances payable to General Partner              (1)             --
        Net cash used in operating activities                           (667)            (43)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Local Limited Partnerships                          928              43
  Repayment of advances to Local Limited Partnerships                    130              --
        Net cash provided by investing activities                      1,058              43

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from General Partner                                           60              38
  Payment on advances from General Partner                               (73)             --
        Net cash (used in) provided by financing activities              (13)             38

NET INCREASE IN CASH AND CASH EQUIVALENTS                                378              38

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          --               5

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 378            $ 43

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net income (loss)                                                 $ 1,255          $ (19)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Share of profits from Local Limited Partnerships                (1,206)             --
      Changes in operating assets and liabilities:
        (Decrease) increase in administrative and reporting
          fees payable                                                  (677)              5
        Decrease in other accrued expenses                               (38)            (30)
       (Decrease) increase in accrued interest on advances
          from General Partner                                            (1)              1
        Total adjustments                                             (1,922)            (24)

Net cash used in operating activities                                $ (667)          $ (43)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At March 31, 2003, the Partnership continues to hold an interest in three Local Limited Partnerships: San Juan del Centro Limited Partnership, Caroline Arms Limited Partnership and Harold House Limited Partnership. During the three months ended March 31, 2003, Caroline Arms Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying the closing costs, the net proceeds were used to repay the mortgage encumbering the property along with other liabilities of the property and the Local Limited Partnership. In accordance with an agreement reached with the note holder of the deferred acquisition note, 60% or approximately $1,393,000 of the remainder was paid against the principal of this note and 40% or approximately $928,000 was distributed to the Partnership. An additional $198,000 was received by the Partnership for the repayment of advances and accrued interest to Caroline Arms Limited Partnership which had previously been deemed unlikely to be collected and were treated as an additional investment in the Local Limited Partnership. The funds received by the Partnership were used to pay certain of its liabilities, including accrued administrative and reporting fees due to an affiliate of the General Partner. The Local Limited Partnership recognized a gain on sale of approximately $202,000, a gain on forgiveness of debt of approximately $2,754,000 and a loss from discontinued operations of approximately $27,000 for the three months ended March 31, 2003.

Harold House and San Juan Del Centro Limited Partnerships both have notes payable which are currently in default and accordingly, the Local Limited Partnership interests are subject to foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity date of the respective notes, or to repay or refinance their respective notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $62,000 and $46,000 of losses from two and three Local Limited Partnerships during the three months ended March 31, 2003 and 2002, respectively. During the three months ended March 31, 2003, the Partnership's share of profits from Caroline Arms Limited Partnership was approximately $2,767,000 offset against prior years' losses not taken of approximately $1,561,000. For the three months ended March 31, 2002, there were no profits offset against prior years' losses not taken. As of March 31, 2003, the Partnership has not recognized approximately $1,780,000 of its allocated cumulative share of losses from two Local Limited Partnerships in which its investment has been reduced to zero.

During 1993, the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments. The Partnership did not advance any funds to the Local Limited Partnerships during the three months ended March 31, 2003 and 2002.

Advances to the Local Limited Partnership remain due and payable to the Partnership. Interest is calculated at the prime rate plus 2% (6.25% at March 31, 2003). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from the sale or refinancing of the Local Limited Partnership properties. On February 25, 2003, Caroline Arms Local
Limited Partnership repaid approximately $198,000 to the Partnership in repayment of advances and accrued interest deemed by the Partnership as unlikely to be collected and treated as an additional advance to the Local Limited Partnership. The amount repaid included approximately $68,000 in accrued interest. The remaining two Local Limited Partnerships do not have any advances owed to the Partnership at March 31, 2003.

The following are unaudited combined statements of operations for the three months ended March 31, 2003 and 2002 of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships which are prepared on the accrual basis of accounting and supplied by the managing agents of the projects. The information for the three months ended March 31, 2002 has been restated to reflect the operations of the Local Limited Partnerships which were either sold or foreclosed as discontinued operations.

                        COMBINED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                      March 31,
                                                 2003             2002
                                                    (in thousands)
Rental income                                    $ 320           $ 316
Other income                                        77               30
   Total income                                    397              346

Operating expenses                                 240              201
Interest, taxes and insurance                      118               72
Depreciation                                       103              101
   Total expense                                   461              374

Net loss before discontinued operations            (64)             (28)
Loss from discontinued operations                  (27)             (19)
Gain on sale of discontinued operations            202               --
Gain on forgiveness of debt of
  discontinued operations                        2,754               --
Net income (loss)                               $2,865           $ (47)

National Housing Partnership Realty
  Fund Two share of net income (loss)           $2,705           $ (46)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the three month periods ended March 31, 2003 and 2002, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $4,000 and $5,000, respectively, for services provided to the Partnership. The amount of fees due to the General Partner by the
Partnership was approximately $681,000 at March 31, 2003. The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Approximately $681,000 of administrative and reporting fees was paid during the three months ended March 31, 2003 from the distribution received from the proceeds of the sale of Caroline Arms Limited Partnership's investment property.

The General Partner advanced the Partnership approximately $60,000 and $38,000 during the three months ended March 31, 2003 and 2002, respectively. During the three months ended March 31, 2003, the Partnership repaid advances of approximately $73,000 and accrued interest of approximately $1,000 to the General Partner. There were no repayments made during the three months ended March 31, 2002. Interest is charged on borrowings at the Chase Manhattan Bank prime interest rate plus 2% and amounted to less than $1,000 for the three months ended March 31, 2003 and approximately $1,000 for the three months ended March 31, 2002. There were no advances or accrued interest owed to the General Partner at March 31, 2003.

(4) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the three months ended March 31, 2003 the number of limited partnership units decreased by 320 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year or 18,043 units.

(5) LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

(6) GOING CONCERN

Both of the remaining two Local Limited Partnership's notes payable are past due (see Note 2). Continuation of the Local Limited Partnerships' operations in their present form is dependent on their ability to extend the maturity date, repay or refinance these notes. These conditions raise substantial doubt about the ability of the Partnership to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

Liquidity and Capital Resources

As of March 31, 2003, the Partnership retained an interest in three of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in two of the three remaining Local Limited Partnerships had been reduced to zero as of March 31, 2003. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. If these investments had not been reduced to zero, distributions received would be recorded as distributions from Local Limited Partnerships in the statements of cash flows and would reduce the Partnership's investment on the balance sheet. Distributions of approximately $928,000 comprised of proceeds from the sale of Caroline Arms were received during the three months ended March 31, 2003. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately $378,000 and $43,000 at March 31, 2003 and 2002, respectively. Cash and cash equivalents increased approximately $378,000 from December 31, 2002 due to approximately $1,058,000 of cash provided by investing activities partially offset by approximately $667,000 and $13,000 of cash used in operating and financing activities, respectively.
Cash provided by investing activities consisted of distributions received from Local Limited Partnerships and the repayment of advances to Local Limited Partnerships. Cash used in financing activities consisted of payments on advances from the General Partner partially offset by advances received from the General Partner. Cash used in operating activities consisted of payment of administrative and reporting fees to the General Partner, operating expenses and interest on advances from the General Partner partially offset by the receipt of interest on advances to Local Limited Partnerships previously deemed uncollectable. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at March 31, 2003 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. The Partnerships only other form of liquidity is advances from the General Partner. During the three months ended March 31, 2003 approximately $60,000 of working capital advances were made by the General Partner to the Partnership. The Partnership repaid advances of approximately $73,000 during the three months ended March 31, 2003. The General Partner will evaluate advancing the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

The Partnership currently owes the General Partner approximately $681,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations. The Partnership repaid approximately $681,000 of administrative and reporting fees during the three months ended March 31, 2003. There was no such payment made during the three months ended March 31, 2002.

On February 13, 2003 Caroline Arms Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property along with other liabilities of the property and the Local Limited Partnership. In accordance with an agreement reached with the note holder of the deferred acquisition note 60% or approximately $1,393,000 of the remainder was paid against the principal of this note and 40%, or approximately $928,000, was distributed to the Partnership. An additional $198,000 was received by the Partnership for the repayment of advances to Caroline Arms Limited Partnership which had previously been deemed unlikely to be collected and were treated as an additional investment in the Local Limited Partnership. The funds received by the Partnership were used to pay certain of its liabilities.

Harold House and San Juan Del Centro Limited Partnerships both have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The notes were due November 15, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. Both of the Local Limited Partnerships are actively attempting to sell their respective net assets.

As a result of the conditions above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

The Partnership invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At March 31, 2003, the Partnership continued to hold an interest in three Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of March 31, 2003, the Partnership had no carrying basis in two of the remaining three Local Limited Partnerships and therefore reflected no results of operations for its share of profits or losses from these Local Limited Partnerships. The Partnership has a carrying value of approximately $148,000 in one Local Limited Partnership, Caroline Arms Limited Partnership, at March 31, 2003. It is anticipated that this investment will be received during 2003 upon the final liquidation of Caroline Arms Limited Partnership in 2003.

The Partnership had net income of approximately $1,255,000 for the three months ended March 31, 2003, compared to a net loss of approximately $19,000 for the three months ended March 31, 2002. Net income per unit of limited partnership was $68.12 for the three months ended March 31, 2003 compared to a net loss of $1.05 per limited partnership unit for the three months ended March 31, 2002. The increase in net income for the three months ended March 31, 2003 is attributable to the recognition of approximately $1,206,000 of profits from the Local Limited Partnerships and interest received on advances to Local Limited
Partnerships. Both amounts were a result of the sale of the property owned by Caroline Arms Limited Partnership as noted above. The profits recognized are comprised of the Partnership's share of the profits of Caroline Arms Limited Partnership of approximately $2,767,000 offset against prior years' net losses not taken of approximately $1,561,000. The Partnership did not recognize approximately $62,000 of its allocated share of losses from two Local Limited Partnerships for the three months ended March 31, 2003, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $15,000 between periods. The increase is primarily due to the increases in operating expenses at the properties owned by the two remaining Local Limited Partnerships.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

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

                           PART II - OTHER INFORMATION



ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund II (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.