Form 10QSB
period 2003-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2003-11-13
CIK 762859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003


ASSETS
   Cash and cash equivalents                                               $ 65
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                                  --
   Receivables - limited partners                                           204
                                                                          $ 269
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities
   Accrued expenses                                                        $ 46
   Administrative and reporting fees payable to
      General Partner (Note 3)                                              435

Partners' capital (deficiency)
   General Partner -- The National Housing
      Partnership (NHP)                                       $ 640
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                     (170)
   Other Limited Partners -- 17,723 investment
      units                                                     (682)      (212)
                                                                          $ 269

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                   2003         2002       2003        2002
REVENUES:
  Share of profits from Local Limited
    Partnerships (Note 2)                          $ --         $ --      $ 1,238      $ --
  Interest received on advances to Local
    Limited Partnerships (Note 2)                      --          --          68          --
                                                       --          --       1,306          --
COSTS AND EXPENSES:
  Administrative and reporting fees to
    General Partner (Note 3)                            3           5          10          15
  Other operating expenses                             36          13          90          42
  Interest on advances from General Partner            --          --          --           1
                                                       39          18         100          58

(Loss) income from partnership operations             (39)        (18)      1,206         (58)
Distributions in excess of investment in
  Local Limited Partnerships (Note 2)                  --          --           3          --

NET (LOSS) INCOME                                  $ (39)      $ (18)     $ 1,209      $ (58)

ALLOCATION OF NET (LOSS) INCOME:
  General Partner - NHP                            $ (1)        $ (1)      $ 12        $ (1)
  Original Limited Partner - 1133 Fifteenth
    Street Two Associates                              (1)         (1)         12          (1)
  Other limited partners                              (37)        (16)      1,185         (56)

                                                   $ (39)      $ (18)     $ 1,209      $ (58)

NET (LOSS) INCOME PER LIMITED PARTNERSHIP
  INTEREST                                        $ (2.05)    $ (0.88)   $ 65.68     $ (3.09)

                   See Accompanying Notes to Financial Statements


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
               Statement of Changes in Partners' Capital (Deficiency)
                                   (Unaudited)
                        (in thousands, except unit data)


                                   The National      1133
                                      Housing     Fifteenth       Other
                                    Partnership   Street Two     Limited
                                       (NHP)      Associates    Partners        Total

Partners' capital (deficiency)
  at December 31, 2002                 $ 628        $ (182)      $(1,867)      $(1,421)

Net income - nine months ended
  September 30, 2003                       12           12         1,185         1,209

Partners' capital (deficiency)
  at September 30, 2003                $ 640        $ (170)      $ (682)       $ (212)

Percentage interest at
  September 30, 2003                      1%           1%           98%         100%
                                          (A)          (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 17,723  investment  units at September  30, 2003 and 18,043 at
      December  31, 2002 (see  "Footnote  4" in Notes to  Financial  Statements;
      "Abandonment of Limited Partnership Units).

                   See Accompanying Notes to Financial Statements


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                  Nine Months Ended September 30,
                                                                       2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received on advances to Local Limited Partnerships          $ 68             $ --
  Payment of administrative and reporting fees                          (933)              --
  Payment of non-resident income tax withholding to the
   state of North Carolina on behalf of limited partners                (204)              --
  Operating expenses paid                                                (93)             (50)
  Payment of interest on advances payable to General Partner              (1)              --
        Net cash used in operating activities                         (1,163)             (50)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Local Limited Partnerships                        1,108               43
  Repayment of advances to Local Limited Partnership                     133               --
        Net cash provided by investing activities                      1,241               43

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from General Partner                             (73)             (38)
  Proceeds from advances from General Partner                             60               41
        Net cash (used in) provided by financing activities              (13)               3

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      65               (4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          --                5

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 65             $ 1

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net income (loss)                                                 $ 1,209           $ (58)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Share of profits from Local Limited Partnerships                (1,238)              --
      Distributions in excess of investment in Local Limited
        Partnerships                                                      (3)              --
      Changes in operating assets and liabilities:
        (Decrease) increase in accrued interest on advances
          from General Partner                                            (1)               1
        (Decrease) increase in administrative and reporting
           fees payable                                                 (923)              15
        Increase in receivables - limited partners                      (204)              --
        Decrease in other accrued expenses                                (3)              (8)
        Total adjustments                                             (2,372)               8

Net cash used in operating activities                                $(1,163)          $ (50)

                   See Accompanying Notes to Financial Statements


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                          Notes to Financial Statements
                                   (Unaudited)


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At September 30, 2003, the Partnership continues to hold an interest in three Local Limited Partnerships: San Juan del Centro Limited Partnership, Caroline Arms Limited Partnership and Harold House Limited Partnership. During the nine months ended September 30, 2003, Caroline Arms Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying the closing costs, the net proceeds were used to repay the mortgage encumbering the property along with other liabilities of the property and the Local Limited Partnership. In accordance with an agreement reached with the note holder of the deferred acquisition note, 60% or approximately $1,663,000 of the remainder was paid against the principal of this note and 40% or approximately $1,108,000 was distributed to the Partnership. An additional $198,000 was received by the Partnership for the repayment of advances and accrued interest to Caroline Arms Limited Partnership which had previously been deemed unlikely to be collected and were treated as an additional investment in the Local Limited Partnership. The funds received by the Partnership were used to pay certain of its liabilities, including accrued administrative and reporting fees due to an affiliate of the General Partner. The Local Limited Partnership recognized a gain on sale of approximately $262,000, a gain on forgiveness of debt of approximately $2,728,000 and a loss from operations of approximately $25,000 for the nine months ended September 30, 2003. It is anticipated that the Local Limited Partnership will be completely liquidated by December 31, 2003.

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $96,000 and $167,000 of losses from two and three Local Limited Partnerships during the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003, the Partnership's share of profits from Caroline Arms Limited Partnership was approximately $2,799,000 offset against prior years' losses not taken of approximately $1,561,000. For the nine months ended September 30, 2002, there were no profits offset against prior years' losses not taken. As of September 30, 2003, the Partnership has not recognized approximately $1,817,000 of its allocated cumulative share of losses from two Local Limited Partnerships in which its investment has been reduced to zero.

During 1993, the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments. The Partnership did not advance any funds to the Local Limited Partnerships during the nine months ended September 30, 2003 and 2002.

Advances to the Local Limited Partnership remain due and payable to the Partnership. Interest is calculated at the prime rate plus 2% (6.00% at September 30, 2003). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from the sale or refinancing of the Local Limited Partnership properties. During the nine months ended September 30, 2003, Caroline Arms and Harold House Limited Partnerships repaid approximately $198,000 and $3,000, respectively, to the Partnership in repayment of advances and accrued interest deemed by the Partnership as unlikely to be collected and treated as an additional investment in the Local Limited Partnerships. The amounts repaid included accrued interest of approximately $68,000 and less than $1,000, respectively. At September 30, 2003, the remaining Local Limited Partnerships do not have any advances owed to the partnership.

The following are unaudited combined statements of operations for the nine months ended September 30, 2003 and 2002 of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships which are prepared on the accrual basis of accounting and supplied by the managing agents of the projects. The information for the nine months ended September 30, 2002 has been restated to reflect the operations of the Local Limited Partnerships which were either sold or foreclosed as discontinued operations.

                             COMBINED STATEMENTS OF OPERATIONS
                                         Three Months Ended          Nine Months Ended
                                            September 30,              September 30,
                                         2003          2002          2003          2002
                                                         (in thousands)
                                                    (Restated)                  (Restated)
Rental income                            $ 338         $ 326         $ 996        $ 989
Other income                                 66            73           207          204
   Total revenues                           404           399         1,203        1,193

Operating expenses                          234           183           631          626
Interest, taxes, and insurance              117           114           359          350
Depreciation                                105            96           314          286
   Total expenses                           456           393         1,304        1,262

(Loss) income before
  discontinued operations                   (52)            6          (101)         (69)
Loss from discontinued operations            --           (50)          (25)        (100)
Gain on sale of discontinued
  operations                                 --            --           262           --
 Gain on forgiveness of debt of
  discontinued operations                    --            --         2,728           --
Net (loss) income                        $ (52)        $ (44)       $ 2,864       $ (169)

National Housing Partnership
  Realty Fund Two share of (loss)
    income                               $ (51)        $ (43)       $ 2,703       $ (166)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the nine month periods ended September 30, 2003 and 2002, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $10,000 and $15,000, respectively, for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $435,000 at September 30, 2003. The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Approximately $933,000 of administrative and reporting fees was paid during the nine months ended September 30, 2003 from the distribution received from the proceeds of the sale of Caroline Arms Limited Partnership's investment property.

The General Partner advanced the Partnership approximately $60,000 and $41,000 during the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003, the Partnership repaid advances of approximately $73,000 and accrued interest of approximately $1,000 to the General Partner. During the nine months ended September 30, 2002, the Partnership repaid advances of approximately $38,000 to the General Partner. Interest is charged on borrowings at the JP Morgan Chase prime interest rate plus 2% and amounted to less than $1,000 for the nine months ended September 30, 2003 and approximately $1,000 for the nine months ended September 30, 2002. There were no advances or accrued interest owed to the General Partner at September 30, 2003.

(4) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the nine months ended September 30, 2003 the number of limited partnership units decreased by 320 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year or 18,043 units.

(5) LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation matters involving it or the underlying investment properties of the Local Limited Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Liquidity and Capital Resources

As of September 30, 2003, the Partnership retained an interest in three of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in two of the three remaining Local Limited Partnerships had been reduced to zero as of September 30, 2003. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. If these investments had not been reduced to zero, distributions received would be recorded as distributions from Local Limited Partnerships in the statements of cash flows and would reduce the Partnership's investment on the balance sheet. During the nine months ended September 30, 2003, the Partnership received a distribution of approximately $1,108,000 consisting of the Partnership's share of net proceeds from the sale of Caroline Arms Limited Partnership's investment property. In addition, the Partnership received approximately $3,000 from Harold House Limited Partnership in repayment of advances and accrued interest deemed by the Partnership as unlikely to be collected and treated as an additional investment in the Local Limited
Partnership. This repayment is included as a distribution in excess of investment in Local Limited Partnerships in the accompanying statements of operations. During the nine months ended September 30, 2002, the Partnership received a distribution of approximately $43,000 comprised of the final proceeds from the 2001 sale of Windsor Apartments. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately $65,000 and $1,000 at September 30, 2003 and 2002, respectively. Cash and cash equivalents increased approximately $65,000 from December 31, 2002 due to approximately $1,241,000 of cash provided by investing activities partially offset by approximately $1,163,000 and $13,000 of cash used in operating and financing activities, respectively. Cash provided by investing activities consisted of distributions received from Local Limited Partnerships and the repayment of advances to Local Limited Partnerships. Cash used in financing activities consisted of payments on advances from the General Partner partially offset by advances received from the General Partner. Cash used in operating activities consisted of payment of administrative and reporting fees to the General Partner, non-resident income tax withholding to the state of North Carolina on behalf of investors, operating expenses and interest on advances from the General Partner partially offset by the receipt of interest on advances to Local Limited Partnerships previously deemed uncollectable. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at September 30, 2003 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. The Partnership's only other form of liquidity is advances from the General Partner. During the nine months ended September 30, 2003 approximately $60,000 of working capital advances were made by the General Partner to the Partnership. The Partnership repaid advances of approximately $73,000 during the nine months ended September 30, 2003. The General Partner will evaluate advancing the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

The Partnership currently owes the General Partner approximately $435,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations. The Partnership repaid approximately $933,000 of administrative and reporting fees during the nine months ended September 30, 2003. There were no such payments made during the nine months ended September 30, 2002.

On February 13, 2003 Caroline Arms Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property along with other liabilities of the property and the Local Limited Partnership. In accordance with an agreement reached with the note holder of the deferred acquisition note 60% or approximately $1,663,000 of the remainder was paid against the principal of this note and 40%, or approximately $1,108,000, was distributed to the Partnership. An additional $198,000 was received by the Partnership for the repayment of advances to Caroline Arms Limited Partnership which had previously been deemed unlikely to be collected and were treated as an additional investment in the Local Limited Partnership. The funds received by the Partnership were used to pay certain of its liabilities. It is anticipated that the Local Limited Partnership will be completely liquidated by December 31, 2003.

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

Results of Operations

The Partnership invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At September 30, 2003, the Partnership continued to hold an interest in three Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of September 30, 2003, the Partnership had no carrying basis in two of the remaining three Local Limited Partnerships and therefore reflected no results of operations for its share of profits or losses from these Local Limited Partnerships.

The Partnership had net income of approximately $1,209,000 for the nine months ended September 30, 2003, compared to a net loss of approximately $58,000 for the nine months ended September 30, 2002. Net income per unit of limited partnership interest was $65.68 for the nine months ended September 30, 2003 compared to a net loss of $3.09 per limited partnership unit for the nine months ended September 30, 2002. The increase in net income for the nine months ended September 30, 2003 is attributable to the recognition of approximately $1,238,000 of profits from the Local Limited Partnerships and interest received on advances to Local Limited Partnerships. Both amounts were a result of the sale of the property owned by Caroline Arms Limited Partnership as noted above. The profits recognized are comprised of the Partnership's share of the profits of Caroline Arms Limited Partnership of approximately $2,799,000 offset against prior years' net losses not taken of approximately $1,561,000. The Partnership did not recognize approximately $96,000 of its allocated share of losses from two Local Limited Partnerships for the nine months ended September 30, 2003, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $29,000 between periods. The increase is primarily due to increases in operating expenses, deprecation, and interest, tax and insurance expenses at the properties owned by the two remaining Local Limited Partnerships. These increases were partially offset by increases in both rental and other income at the properties.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

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

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund Two (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.