Form 10KSB
period 2003-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2004-03-30
CIK 762859

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934


                    For the fiscal year ended December 31, 2003

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

                        17,723 Limited Partnership Units
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year.  $1,312,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2003. No market exists for the limited partnership units of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

On June 3,  1997,  Apartment  Investment  and  Management  Company,  a  Maryland
corporation and a publicly held real estate investment trust ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO
Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Partnership. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Partnership and, therefore, may be deemed to have acquired control of the Partnership.

The Partnership's business is to hold limited partnership interests in two limited partnerships ("Local Limited Partnerships") at December 31, 2003, each of which owns and operates a multi-family rental housing property ("Properties") which receives one or more forms of assistance from the Federal Government. One of the partnerships in which the Partnership had invested sold its property during 2003. NHP is the general partner of the Local Limited Partnerships and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for information relating to the Partnership's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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

The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:


             SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
      IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO HAS AN INVESTMENT

                                                                              Occupancy
                                                        Units Authorized     Percentage
                                       Financed,Insured    for Rental    for the Year Ended
   Property Name, Location    Number of  and Subsidized Assistance Under    December 31,
     and Partnership Name       Units        Under          Section 8       2003     2002

Caroline Arms                    (B)          (B)              (B)          (B)       (B)
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

(B) Property sold in February 2003.

Ownership Percentages

The following details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance and notes payable and accrued interest on each property for each of the Local Limited Partnerships as of December 31, 2003 (dollar amounts in thousands):

                                 NHP Realty
                                  Fund Two      Cost of                 Notes Payable
                                 Percentage    Ownership    Mortgage     and Accrued
Partnership                       Ownership     Interest      Notes      Interest (A)
Harold House L.P.                   94.5%        $ 364        $ 541         $1,746
San Juan del Centro L.P.            94.5%           799       1,166          3,955

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

Regulation of Affordable Housing

The Federal Housing Administration ("FHA") has contracted with the two subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are for one year with annual renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 230 units, or 100% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2004                      230               100%                   100%

All of the units which receive rent subsidies from Section 8 have contracts which expire during the year ending December 31, 2004. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

HUD Approval and Enforcement

The properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

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

      (b) As of December 31, 2003, there were 1,101 registered holders of 17,723 limited partnership units (in addition to 1133 Fifteenth Street Two Associates - See "Item 7. Financial Statements - Note 1"). During the year ended December 31, 2003, 320 units were abandoned.

      (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 2003.

Item 6.     Management's Discussion and Analysis or Plan of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

As of December 31, 2003, the Partnership retained an interest in two of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Distributions received in excess of investment in Local Limited Partnerships and distributions from Local Limited Partnerships typically represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in all of the remaining Local Limited Partnerships have been reduced to zero as of December 31, 2003. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. If these investments had not been reduced to zero, distributions received would be recorded as distributions from Local Limited Partnerships in the statements of cash flows and would reduce the Partnership's investment on the balance sheet. During the year ended December 31, 2003, the Partnership received a distribution of approximately $1,113,000 consisting of the Partnership's share of net proceeds from the sale of Caroline Arms Limited Partnership's investment property. In addition, the Partnership received approximately $3,000 from Harold House Limited Partnership in repayment of advances and accrued interest deemed by the Partnership as unlikely to be collected and treated as an additional investment in the Local Limited
Partnership. This repayment is included as a distribution in excess of investment in Local Limited Partnerships in the accompanying statement of operations. During the year ended December 31, 2002, the Partnership received a distribution of approximately $43,000 comprised of the final proceeds from the 2001 sale of Windsor Apartments. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents was approximately $53,000 at December 31, 2003 compared to less than $1,000 at December 31, 2002. The increase of approximately $53,000 was due to approximately $1,246,000 of cash provided by investing activities largely offset by approximately $1,180,000 and $13,000 of cash used in operating and financing activities, respectively. Cash provided by investing activities consisted of distributions received from Local Limited Partnerships and the repayment of advances to Local Limited Partnerships. Cash used in financing activities consisted of payments on advances from the General Partner partially offset by advances received from the General Partner. Cash used in operating activities consisted of payments of administrative and reporting fees to the General Partner, non-resident income tax withholding to the state of North Carolina on behalf of investors net of reimbursements received from some of the investors, operating expenses and interest on advances from the General Partner partially offset by the receipt of interest on advances to Local Limited Partnership previously deemed uncollectible. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at December 31, 2003 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. There can be no assurance that future distributions will be adequate to fund the operations beyond the current year. The Partnership's only other form of liquidity is advances from the General Partner. During the year ended December 31, 2003 approximately $60,000 of working capital advances were made by the General Partner to the Partnership. The Partnership repaid advances of approximately
$73,000 during the year ended December 31, 2003. The General Partner will evaluate advancing the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

Net cash used in operations for the year ended December 31, 2003 was approximately $1,180,000 compared to approximately $51,000 for the year ended December 31, 2002. The increase in cash used in operations is primarily due to the payment of administrative and reporting fees payable to the General Partner from the Partnership's portion of proceeds received from the sale of Caroline Arms noted below.

On February 13, 2003 Caroline Arms Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property along with other liabilities of the property and the Local Limited Partnership. In accordance with an agreement reached with the note holder of the deferred acquisition note 60% or approximately $1,670,000 of the remainder was paid against the principal of this note and 40%, or approximately $1,113,000, was distributed to the Partnership. An additional $198,000 was received by the Partnership for the repayment of advances to Caroline Arms Limited Partnership which had previously been deemed unlikely to be collected and were treated as an additional investment in the Local Limited Partnership. The funds received by the Partnership were used to pay certain of its liabilities. As of December 31, 2003, the Local Limited Partnership has been completely liquidated.

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

The General Partner advanced the Partnership approximately $60,000 and $41,000 during the years ended December 31, 2003 and 2002, respectively. Interest is charged on borrowings at the JP Morgan Chase prime interest rate plus 2%. Interest expense was less than $1,000 and approximately $1,000 for the years ended December 31, 2003 and 2002, respectively. During 2003 and 2002, the Partnership repaid approximately $73,000 and $38,000, respectively, of advances from the General Partner.

As of December 31, 2003, the Partnership owes the General Partner approximately $437,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships rather than through recurring operations. The Partnership repaid approximately $933,000 to the General Partner from the proceeds of the sale of the property owned by Caroline Arms Limited Partnership as discussed above. There were no such payments during the year ended December 31, 2002.

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At December 31, 2003, the Partnership continued to hold an interest in two Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. However, as of December 31, 2003, the Partnership had no carrying basis in its investment in either of the Local Limited Partnerships and, therefore, reflected no results of operations for its share of profits or losses for these Local Limited Partnerships.

The Partnership had net income of approximately $1,219,000 for the year ended December 31, 2003, compared to a net loss of approximately $80,000 for the year ended December 31, 2002. Net income per unit of limited partnership interest was $66.23 for the year ended December 31, 2003 compared to a net loss of $4.30 per limited partnership unit for the year ended December 31, 2002. The increase in net income for the year ended December 31, 2003 is attributable to the recognition of approximately $1,244,000 of profits from the Local Limited Partnerships and interest received on advances to Local Limited Partnerships. Both amounts were a result of the sale of the property owned by Caroline Arms Limited Partnership as noted above. The profits recognized are comprised of the Partnership's share of the profits of Caroline Arms Limited Partnership of approximately $2,779,000 offset against prior years' net losses not taken of approximately $1,561,000. The Partnership did not recognize approximately $104,000 of its allocated share of losses from two Local Limited Partnerships for the year ended December 31, 2003, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $82,000 between periods. The decrease is primarily due to increases in both rental and other income at one of the properties and a slight decrease in total expenses at both of the properties owned by the two remaining Local Limited Partnerships.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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


Item 7.     Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund Two
Indianapolis, Indiana


We have audited the accompanying balance sheet of National Housing Partnership Realty Fund Two (the Partnership) as of December 31, 2003, and the related statements of operations, partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of this Local Limited Partnership were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this Local Limited Partnership, is based solely on the report of other auditors.

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

In our opinion, based upon our audits, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund Two at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 8 to the financial statements, the due dates of certain of the Local Limited Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                               Ernst & Young LLP

Indianapolis, Indiana
March 7, 2004

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                  Balance Sheet
                                December 31, 2003
                        (in thousands, except unit data)



                                     ASSETS
Cash and cash equivalents                                            $ 53
Investments in and advances to Local Limited
  Partnerships (Note 2)                                                 --
Receivables - limited partners                                         182
                                                                     $ 235


                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
Liabilities:
  Administrative and reporting fees payable to
   General Partner (Note 3)                                         $  437

Partners' capital (deficiency):
  General Partner                                                      640
  Original Limited Partner                                            (170)
  Other Limited Partners - 17,723 investment units                    (672)
                                                                      (202)
                                                                     $ 235


                   See Accompanying Notes To Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                      (in thousands, except per unit data)


                                                               Years Ended December 31,
                                                                   2003         2002
REVENUES:
  Share of profits from Local Limited Partnerships (Note 2)      $ 1,218        $ --
  Interest received on advances to Local Limited Partnerships
    (Note 2)                                                          68           --
                                                                   1,286           --
COSTS AND EXPENSES:
  Administrative and reporting fees to General Partner
    (Note 3)                                                          13           20
  Other operating expenses                                            83           59
  Interest on advances from the General Partner                       --            1
                                                                      96           80

Income (loss) from partnership operations                          1,190          (80)
Distribution in excess of investment in Local Limited
  Partnerships (Note 2)                                               29           --

NET INCOME (LOSS)                                                $ 1,219       $ (80)

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                                  $ 12         $ (1)
  Original Limited Partner                                            12           (1)
  Other Limited Partners                                           1,195          (78)

                                                                 $ 1,219       $ (80)
PER LIMITED PARTNERSHIP UNIT:
  NET INCOME (LOSS) PER OTHER LIMITED PARTNERSHIP UNIT           $ 66.23      $ (4.30)


                   See Accompanying Notes To Financial Statements


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                    Statements of Partners' Capital (Deficiency)
                        (in thousands, except unit data)

                                                     1133
                                   The National   Fifteenth       Other
                                     Housing      Street Two     Limited
                                   Partnership    Associates     Partners        Total

Capital (deficiency) at
  January 1, 2002                     $ 629         $ (181)      $(1,789)       $(1,341)

Net loss for the year ended
  December 31, 2002                       (1)           (1)          (78)           (80)

Capital (deficiency) at
  December 31, 2002                      628          (182)       (1,867)        (1,421)

Net income for the year ended
  December 31, 2003                       12            12         1,195          1,219

Capital (deficiency) at               $ 640         $ (170)       $ (672)       $ (202)
  December 31, 2003

Percentage interest at
  December 31, 2003 and 2002              1%            1%            98%          100%
                                          (A)           (B)           (C)


(A)   General Partner

(B)   Original Limited Partner

(C)   Consists of 17,723 and 18,043  investment  units at December  31, 2003 and
      2002, respectively. See "Note 4" for further information.


                   See Accompanying Notes To Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Cash Flows
                                 (in thousands)

                                                                    Years Ended December 31,
                                                                      2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received on advances to Local Limited Partnerships         $ 68           $ --
  Payment of administrative and reporting fees                         (933)             --
  Payment of non-resident income tax withholding to the
   state of North Carolina on behalf of limited partners               (182)             --
  Operating expenses paid                                              (132)            (51)
  Payment of interest on advances payable to General Partner             (1)             --
        Net cash used in operating activities                        (1,180)            (51)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Local Limited Partnerships                       1,113              43
  Repayment of advances to Local Limited Partnership                    133              --
        Net cash provided by investing activities                     1,246              43

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from General Partner                            (73)            (38)
  Proceeds from advances from General Partner                            60              41
        Net cash (used in) provided by financing activities             (13)              3

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     53              (5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         --               5

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 53           $ --

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net income (loss)                                                $ 1,219          $ (80)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Share of profits from Local Limited Partnerships               (1,218)             --
      Distributions in excess of investment in Local Limited
        Partnerships                                                    (29)             --
      Changes in operating assets and liabilities:
        (Decrease) increase in accrued interest on advances
          from General Partner                                           (1)              1
        (Decrease) increase in administrative and reporting
          fees payable                                                 (920)             20
        Increase in receivables - limited partners                     (182)             --
        (Decrease) increase in other accrued expenses                   (49)              8
        Total adjustments                                            (2,399)             29

Net cash used in operating activities                               $(1,180)         $ (51)

                   See Accompanying Notes To Financial Statements


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                          Notes to Financial Statements
                                December 31, 2003


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

During 1985, the Partnership acquired 94.5% (98% with respect to allocation of losses) of the limited partnership interests in twenty-one Local Limited Partnerships. At December 31, 2003, the Partnership retained an ownership interest in two of the original Local Limited Partnerships.

On June 3,  1997,  Apartment  Investment  and  Management  Company,  a  Maryland
corporation and a publicly held real estate investment trust ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO
Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Partnership. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Partnership and, therefore, may be deemed to have acquired control of the Partnership.

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Two Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of the Local Limited Partnerships' income (see "Note 2"). An investment account is maintained for each of the limited partnership investments and losses are not taken once an investment account has been decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Distributions received from Local LimitedPartnerships in which the Partnership's investment account has been decreased to zero are recorded as revenue in the year received. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. Advances to Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At December 31, 2003, the Partnership continues to hold an interest in two Local Limited Partnerships: San Juan del Centro Limited Partnership and Harold House Limited Partnership. On February 13, 2003, Caroline Arms Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property along with other liabilities of the property and the Local Limited Partnership. In accordance with an agreement reached with the note holder of the deferred acquisition note 60% or approximately $1,670,000 of the remainder was paid against the principal of this note and 40%, or approximately $1,113,000, was distributed to the Partnership. An additional $198,000 was received by the Partnership for the repayment of advances to Caroline Arms Limited Partnership which had previously been deemed unlikely to be collected and were treated as an additional investment in the Local Limited Partnership. The funds received by the Partnership were used to pay certain of its liabilities. As of December 31, 2003, the Local Limited Partnership has been completely liquidated. During the year ended December 31, 2002, the Partnership received its share of the final distribution of Windsor Apartments Associates Limited Partnership and the Local Limited Partnership was liquidated.

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

These notes matured as follows (in thousands):

Local Partnership                            Due Date   Note Amount  Accrued Interest

Harold House Limited Partnership             11/15/99      $ 599          $1,147
San Juan Del Centro Limited Partnership      12/20/99       1,458          2,497

      Total Due and Delinquent                             $2,057         $3,644

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' income. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, income reported by a Local Limited Partnership is not recognized by the Partnership until such income equals losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $104,000 and $325,000 of losses from two and three Local Limited Partnerships during 2003 and 2002, respectively. During the year ended December 31, 2003, the Partnership's share of profits from Caroline Arms Limited Partnership was approximately $2,779,000 offset against prior years losses not taken of approximately $1,561,000. During the year ended December 31, 2002, the Partnership's share of profits in one Local Limited Partnership of approximately $1,000 was offset against prior year losses not recognized. As of December 31, 2003 and 2002, the Partnership has not recognized approximately $1,822,000 and $3,279,000, respectively, of its allocated cumulative share of losses from two and three Local Limited Partnerships in which its investment has been reduced to zero.

During 1993 the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnerships' operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments. At December 31, 2003, there were no advances to the Local Limited Partnerships owed to the Partnership.

Summaries of the combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2003 and the combined results of operations for the years ended December 31, 2003 and 2002, are as follows:

                        CONDENSED COMBINED BALANCE SHEET
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                 (in thousands)
                                                               December 31, 2003
Assets:
  Land                                                                $ 896
  Buildings and improvements, net of accumulated
   depreciation of approximately $4,415                                3,653
  Other                                                                1,271

                                                                     $ 5,820
Liabilities:
  Mortgage notes payable                                             $ 1,707
  Notes payable                                                        2,057
  Accrued interest on notes payable                                    3,644
  Other liabilities                                                      395

Partners' Deficit:
  National Housing Partnership Realty Fund Two                        (1,822)
  Other partners                                                        (161)
                                                                      (1,983)

                                                                     $ 5,820

                     CONDENSED COMBINED STATEMENTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                 (in thousands)

                                                         Years Ended December 31,
                                                           2003             2002
                                                                         (Restated)
Revenues                                                 $ 1,753          $ 1,685

Expenses:
  Operating expenses                                         972              975
  Interest, taxes and insurance                              467              508
  Depreciation                                               420              387
                                                           1,859            1,870

Loss from continuing operations                             (106)            (185)
Loss from discontinued operations                            (40)            (214)
Gain on sale of discontinued operations                      262               --
Gain on forgiveness of debt of discontinued
  operations                                               2,720               --

Net income (loss)                                        $ 2,836           $ (399)

The condensed combined statement of operations for December 31, 2002 has been restated to reflect the operations of Caroline Arms Limited Partnership which was sold during 2003 as discontinued operations. The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. All Local Limited Partnerships operate rental housing projects organized under Section 236 of the National Housing Act. Each of the Local Limited Partnerships receives some form of rental assistance from HUD. During the year ended December 31, 2003 and 2002, the projects received a total of approximately $685,000 and $1,436,000, respectively, of rental assistance from HUD.

Regulation of Affordable Housing

The Federal Housing Administration ("FHA") has contracted with the two subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are for one year with annual renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 230 units, or 100% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2004                      230               100%                   100%

All of the units which receive rent subsidies from Section 8 have contracts which expire during the year ending December 31, 2004. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

The mortgage  notes  payable are insured by the Federal  Housing  Administration
(FHA) and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 8.5% and 9% per annum. FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with lenders.

(3) TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $13,000 and $20,000 during 2003 and 2002, respectively. The balance owed to the General Partner for these fees is approximately $437,000 as of December 31, 2003.

If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or both of the underlying properties of the two remaining Local Limited Partnerships. The Partnership repaid approximately $933,000 to the General Partner during the year ended December 31, 2003, from the proceeds of the sale of the property owned by Caroline Arms Limited Partnership. No payments were made during 2002 for these fees.

The General Partner advanced the Partnership approximately $60,000 and $41,000 during the years ended December 31, 2003 and 2002, respectively. In 2003 and 2002, the Partnership repaid advances of approximately $73,000 and $38,000, respectively, to the General Partner. Interest is charged on borrowings at the JP Morgan Chase prime interest rate plus 2% and amounted to less than $1,000 and approximately $1,000 for the years ended December 31, 2003 and 2002, respectively. The bank's prime rate was 4.00% at December 31, 2003.

An affiliate of the General Partner is the project management agent for the projects. The management agent and other affiliates earned approximately $221,000 and $268,000 for management fees and other services provided to the Local Limited Partnerships during 2003 and 2002, respectively.

(4) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the years ended December 31, 2003 and 2002 the number of limited partnership units decreased by 320 units and 95 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations for 2003 and 2002 is calculated based on the number of units outstanding at the beginning of the year or 18,043 units for 2003 and 18,138 units for 2002.

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

A reconciliation follows (in thousands):

                                                  Years Ended December 31,
                                                     2003            2002

Net income (loss) per financial statements         $ 1,219          $ (80)

Add (deduct):
  Partnership's share of Local Limited
   Partnerships' income                              4,053             798
  Other                                               (331)             23

Income per tax return                              $ 4,941          $ 741


The following is a reconciliation between the Partnership's reported amounts and the Federal tax basis of net (liabilities) assets at December 31, 2003 (in thousands):

               Net liabilities as reported                $ (202)

               Add (deduct):
                 Investment in Partnerships                  147
                 Other                                       205

               Net assets - Federal tax basis             $  150

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

(7) LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation matters involving it or the underlying investment properties of the Local Limited Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

(8) GOING CONCERN

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

(9) REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND TWO HAS INVESTED

                                                                            Cost
                                                                       Capitalized
                                       Initial Cost                     (Removed)
                                     To Local Limited                   Subsequent
                                        Partnership                   to Acquisition
                                      (in thousands)                  (in thousands)

                                                    Buildings
                                                   and Related
                                                     Personal                Carrying Cost
        Description         Encumbrances   Land      Property   Improvements  Adjustments

Harold House Limited
  Partnership                   (1)        $ 80      $ 1,782      $ 2,040       $ (535)
San Juan Del Centro
  Limited Partnership           (1)          725       3,360        1,512            --

  Totals                                  $ 805      $ 5,142      $ 3,552       $ (535)


                       Gross Amount At Which Carried
                           At December 31, 2003
                              (in thousands)

                               Buildings
                                  And
                                Related
                               Personal            Accumulated    Date of      Date   Depreciable
     Description        Land   Property  Total(2) Depreciation  Construction Acquired Life-Years
                                           (3)         (3)
                                                 (in thousands)
Harold House Limited
  Partnership          $ 159    $ 3,208  $ 3,367     $(1,794)      1973       05/85      5-50
San Juan Del Centro
  Limited Partnership     737     4,860    5,597      (2,621)      1970       04/85      5-50

  Totals               $ 896    $ 8,068  $ 8,964     $(4,415)

(1) Schedule of Encumbrances (in thousands)

                                                               Notes
                                                            Payable and
                                               Mortgage       Accrued
Partnership Name                                Notes         Interest       Total

Harold House Limited Partnership                $ 541         $ 1,746       $ 2,287
San Juan del Centro Limited Partnership          1,166          3,955         5,121

  Total                                        $ 1,707        $ 5,701       $ 7,408

(2)   The  aggregate  cost of real  estate for  Federal  income tax  purposes at
      December   31,  2003  is   approximately   $9,494,000,   and   accumulated
      depreciation for Federal income tax purposes at December 31, 2003 is approximately $7,310,000.

(3)   Reconciliation of real estate (in thousands)

                                                 Years Ended December 31,
                                                   2003           2002

Balance at beginning of period                    $16,188       $15,643
Improvements during the period                        387           545
Disposals of rental properties                     (7,611)           --
Balance at end of period                          $ 8,964       $16,188

      Reconciliation of accumulated depreciation (in thousands)

                                                   2003           2002

Balance at beginning of period                    $ 7,543       $ 6,767
Depreciation expense for the period                   420           776
Disposals of rental properties                     (3,548)           --
Balance at end of period                          $ 4,415       $ 7,543

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant

The Partnership has no directors, officers or significant employees of its own.

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

Three individuals comprise the Board of Directors of NCHP.

Jeffrey Adler                    42   Director and Executive Vice President
Ronald D. Monson                 47   Director and Executive Vice President
David R. Robertson               38   Director, President and Chief Executive
                                       Officer

Jeffrey Adler has been a Director and an Executive Vice President of the General Partner since February 2004. Mr. Adler was appointed Executive Vice President, Conventional Property Operations of AIMCO in February 2004. Previously he served as Senior Vice President of Risk Management and Marketing of AIMCO from 2002 to 2004. Prior to joining AIMCO from 2000 to 2002, Mr. Adler was Vice President, Property/Casualty for Channelpoint, a software company. From 1990 to 2000 Mr. Adler held several positions at Progressive Insurance.

Ronald D. Monson has been a Director and an Executive Vice President of the General Partner since February 2001. Mr. Monson was appointed Executive Vice President of AIMCO in February 2001. Beginning in February 2004, Mr. Monson assumed oversight of four of AIMCO's regional operating centers. From February 2001 to February 2004, Mr. Monson served as the head of AIMCO's conventional property operations. Previously, he served as Regional Vice President of AIMCO from March 1997 to May 1998, when he was appointed to Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division, which role he filled until February 2001.

David R. Robertson has been a Director and President and Chief Executive Officer of the General Partner since February 2004. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Martha L. Long                   44   Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                        and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                        Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                        Officer

Jeffrey Adler                        See "Directors of NCHP".
Ronald D. Monson                     See "Directors of NCHP".
David R. Robertson                   See "Directors of NCHP".

Martha L. Long has been Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President of the General Partner and AIMCO since February 1999 and was appointed Chief Financial Officer of the General Partner and AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

There is no family relationship between any of the foregoing directors and officers.

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that David R. Robertson meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

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

NHP is also the sole general partner of NHP Investment Partners I and NHP Investment Partners III. NHP Investment Partners I, a limited partnership, holds a 4.5% limited partnership interest (1% for allocation of losses) in the remaining two Local Limited Partnerships. Prior to the admittance of the Partnership into the Local Limited Partnerships, NHP Investment Partners I and NHP Investment Partners III held a 1% general partnership interest and 98% limited partnership interest in the Local Limited Partnerships.

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units as of December 31, 2003.

         Name of Beneficial Owner              Number of Units        % of Class

AIMCO and affiliates                                1,949                11.00%
  (affiliates of the General Partner)

The business address of AIMCO is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12.    Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $13,000 and $20,000 during 2003 and 2002, respectively. The balance owed to the General Partner for these fees is approximately $437,000 as of December 31, 2003.

If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or both of the underlying properties of the two remaining Local Limited Partnerships. The Partnership repaid approximately $933,000 to the General Partner during the year ended December 31, 2003, from the proceeds of the sale of the property owned by Caroline Arms Limited Partnership. No payments were made during 2002 for these fees.

The General Partner advanced the Partnership approximately $60,000 and $41,000 during the years ended December 31, 2003 and 2002, respectively. In 2003 and 2002, the Partnership repaid advances of approximately $73,000 and $38,000, respectively, to the General Partner. Interest is charged on borrowings at the JP Morgan Chase prime interest rate plus 2% and amounted to less than $1,000 and approximately $1,000 for the years ended December 31, 2003 and 2002, respectively. The bank's prime rate was 4.00% at December 31, 2003.

An affiliate of the General Partner is the project management agent for the projects. The management agent and other affiliates earned approximately $221,000 and $268,000 for management fees and other services provided to the Local Limited Partnerships during 2003 and 2002, respectively.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K filed during the fourth quarter of 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $42,000 and $41,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $3,000 and $8,000, respectively.

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


                                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                    (Registrant)


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships, its sole General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          Director, President and Chief
                                          Executive Officer

                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President and
                                          Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Ronald D. Monson           Director and Executive        Date: March 29, 2004
Ronald D. Monson              Vice President


/s/David R. Robertson         Director, President and       Date: March 29, 2004
David R. Robertson            Chief Executive Officer


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

Exhibit 31.1


                                  CERTIFICATION


I, David R. Robertson, certify that:


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

Date:  March 29, 2004

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President  and Chief  Executive  Officer  of
                                    National     Corporation     for     Housing
                                    Partnerships,   equivalent   of  the   chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President and Chief  Accounting
                                    Officer of National  Corporation for Housing
                                    Partnerships,   equivalent   of  the   chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Housing Partnership Realty Fund Two (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.