Form 10QSB
period 2004-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2004-08-06
CIK 762859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                  Balance Sheet
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


ASSETS
   Cash and cash equivalents                                               $ 26
   Receivables - limited partners                                           202
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                                  --

                                                                          $ 228
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities
   Accrued expenses                                                       $  15
   Administrative and reporting fees payable to
      General Partner (Note 3)                                              443

Partners' capital (deficiency)
   General Partner -- The National Housing
      Partnership (NHP)                                       $ 640
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                     (170)
   Other Limited Partners -- 17,723 investment
      units                                                     (700)      (230)

                                                                          $ 228

               See Accompanying Notes to Financial Statements

                NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                  Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                   2004         2003       2004        2003
REVENUES:
  Share of profits from Local Limited
    Partnerships (Note 2)                          $ --         $ 32       $ --       $ 1,238
  Interest received on advances to Local
    Limited Partnerships (Note 2)                      --          --          --          68
                                                       --          32          --       1,306
COSTS AND EXPENSES:
  Administrative and reporting fees to
    General Partner (Note 3)                            3           3           6           7
  Other operating expenses                             15          39          23          54
                                                       18          42          29          61

(Loss) income from partnership operations             (18)        (10)        (29)      1,245
Distributions in excess of investment in
  Local Limited Partnerships (Note 2)                  --           3           1           3

NET (LOSS) INCOME                                  $ (18)       $ (7)      $ (28)     $ 1,248

ALLOCATION OF NET (LOSS) INCOME:
  General Partner - NHP                            $ --         $ --       $ --        $ 13
  Original Limited Partner - 1133 Fifteenth
    Street Two Associates                              --          --          --          13
  Other limited partners                              (18)         (7)        (28)      1,222

                                                   $ (18)       $ (7)      $ (28)     $ 1,248

NET (LOSS) INCOME PER OTHER LIMITED
  PARTNERSHIP INTEREST                            $ (1.02)    $ (0.39)   $ (1.58)    $ 67.73


               See Accompanying Notes to Financial Statements

                NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
           Statement of Changes in Partners' Capital (Deficiency)
                                   (Unaudited)
                        (in thousands, except unit data)


                                   The National      1133
                                      Housing     Fifteenth       Other
                                    Partnership   Street Two     Limited
                                       (NHP)      Associates    Partners        Total

Partners' capital (deficiency)
  at December 31, 2003                 $ 640        $ (170)      $ (672)       $ (202)

Net loss - six months ended
  June 30, 2004                            --           --           (28)          (28)

Partners' capital (deficiency)
  at June 30, 2004                     $ 640        $ (170)      $ (700)       $ (230)

Percentage interest at
  June 30, 2004                           1%           1%           98%         100%
                                          (A)          (B)           (C)

(A)   General Partner

(B)   Original Limited Partner

(C)   Consists of 17,723 investment units at June 30, 2004 and December 31, 2003
      (see "Note 4" in Notes to Financial  Statements;  "Abandonment  of Limited
      Partnership Units).

               See Accompanying Notes to Financial Statements

                NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                      2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received on advances to Local Limited Partnerships         $ --           $ 68
  Payment of administrative and reporting fees                           --           (933)
  Payment of non-resident income tax withholding to the
   states of Colorado and North Carolina on behalf of
   limited partners                                                     (27)          (204)
  Reimbursement by limited partners of non-resident income
   tax withholding paid by the Partnership to the state of
   North Carolina on behalf of limited partners                           7             --
  Operating expenses paid                                                (8)           (85)
  Payment of interest on advances payable to General Partner             --             (1)
        Net cash used in operating activities                           (28)        (1,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Local Limited Partnerships                           1          1,108
  Repayment of advances to Local Limited Partnership                     --            133
        Net cash provided by investing activities                         1          1,241

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from General Partner                             --            (73)
  Proceeds from advances from General Partner                            --             60
        Net cash used in financing activities                            --            (13)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (27)            73

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         53             --

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 26           $ 73

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net (loss) income                                                 $ (28)        $ 1,248
   Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
      Share of profits from Local Limited Partnerships                   --         (1,238)
      Distributions in excess of investment in Local Limited
        Partnerships                                                     (1)            (3)
      Changes in operating assets and liabilities:
        Decrease in accrued interest on advances from
          General Partner                                                --             (1)
        Increase (decrease) in administrative and reporting
           fees payable                                                   6           (926)
        Increase in receivables - limited partners                      (20)          (204)
        Increase (decrease) in other accrued expenses                    15            (31)
        Total adjustments                                                --         (2,403)

Net cash used in operating activities                                $ (28)        $(1,155)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2003.

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of December 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At June 30, 2004, the Partnership continues to hold an interest in two Local Limited Partnerships: San Juan del Centro Limited Partnership and Harold House Limited Partnership. On February 13, 2003, Caroline Arms Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying the closing costs, the net proceeds were used to repay the mortgage encumbering the property along with other liabilities of the property and the Local Limited Partnership. In accordance with an agreement reached with the note holder of the deferred acquisition note, 60% or approximately $1,663,000 as of June 30, 2003 and approximately $1,670,000 as of December 31, 2003 of the remainder was paid against the principal of this note and 40% or approximately $1,108,000 as of June 30, 2003 and approximately $1,113,000 as of December 31, 2003 was distributed to the Partnership. An additional $198,000 as of June 30, 2003 and December 31, 2003 was received by the Partnership for the repayment of advances and accrued interest to Caroline Arms Limited Partnership which had previously been deemed unlikely to be collected. The funds received by the Partnership were used to pay certain of its liabilities, including accrued administrative and reporting fees due to an affiliate of the General Partner. The Local Limited Partnership recognized a gain on sale of approximately $262,000, a gain on forgiveness of debt of approximately $2,728,000 and a loss from discontinued operations of approximately $25,000 for the six months ended June 30, 2003. As of December 31, 2003, the Local Limited Partnership had been completely liquidated.

Harold House and San Juan Del Centro Limited Partnerships both have notes payable which are currently in default and accordingly, the Local Limited Partnership interests are subject to foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity date of the respective notes, or to repay or refinance their respective notes. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $58,000 and $47,000 of losses from two Local Limited Partnerships during the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, there were no profits offset against prior years' losses not taken. For the six months ended June 30, 2003, the Partnership's share of profits from Caroline Arms Limited Partnership was approximately $2,799,000 offset against prior years' losses not taken of approximately $1,561,000. As of June 30, 2004, the Partnership has not recognized approximately $1,880,000 of its allocated cumulative share of losses from two Local Limited Partnerships in which its investment has been reduced to zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. To the extent that advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. The Partnership did not advance any funds to the Local Limited Partnerships during the six months ended June 30, 2004 and 2003.

During the six months ended June 30, 2003, Caroline Arms and Harold House Limited Partnerships repaid approximately $198,000 and $3,000, respectively, to the Partnership in repayment of advances and accrued interest deemed by the Partnership as unlikely to be collected and treated as an additional investment in the Local Limited Partnerships. The amounts repaid included accrued interest of approximately $68,000 and less than $1,000, respectively. The remaining two Local Limited Partnerships do not have any advances owed to the Partnership at June 30, 2004.

The following are unaudited combined statements of operations for the three and six months ended June 30, 2004 and 2003 of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships which are prepared on the accrual basis of accounting and supplied by the managing agents of the projects.

                        COMBINED STATEMENTS OF OPERATIONS

                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                         2004          2003          2004          2003
                                                         (in thousands)
Rental income                            $ 343         $ 338         $ 679        $ 658
Other income                                 64            64           127          141
   Total income                             407           402           806          799

Operating expenses                          213           157           430          397
Interest, taxes, and insurance              101           124           212          242
Depreciation                                113           106           223          209
   Total expenses                           427           387           865          848

Net (loss) income before
  discontinued operations                   (20)           15           (59)         (49)
Income (loss) from discontinued              --             2            --          (25)
  operations
Gain on sale of discontinued
  operations                                 --            60            --          262
 (Loss) gain on forgiveness of
  debt of discontinued operations            --           (26)           --        2,728
Net (loss) income                        $ (20)        $ 51          $ (59)      $ 2,916

National Housing Partnership
  Realty Fund Two share of income
    (loss)                               $ (20)        $ 47          $ (58)      $ 2,752

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the six month periods ended June 30, 2004 and 2003, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $6,000 and $7,000, respectively, for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $443,000 at June 30, 2004. If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Approximately $933,000 of administrative and reporting fees was paid during the six months ended June 30, 2003 from the distribution received from the proceeds of the sale of Caroline Arms Limited Partnership's investment property. No payments were made during the six months ended June 30, 2004.

The General Partner advanced the Partnership approximately $60,000 during the six months ended June 30, 2003. There were no advances from the General Partner during the six months ended June 30, 2004. During the six months ended June 30, 2003, the Partnership repaid advances of approximately $73,000 and accrued interest of approximately $1,000 to the General Partner. Interest is charged on borrowings at the JP Morgan Chase prime interest rate plus 2% and amounted to less than $1,000 for the six months ended June 30, 2003. There were no advances or accrued interest owed to the General Partner at June 30, 2004.

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

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

(6) GOING CONCERN

Both of the remaining two Local Limited Partnership's notes payable are past due (see Note 2). Continuation of the Local Limited Partnerships' operations in their present form is dependent on their ability to extend the maturity date, repay or refinance these notes. These conditions raise substantial doubt about their and the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

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

Liquidity and Capital Resources

As of June 30, 2004, the Partnership retained an interest in two of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in the two remaining Local Limited Partnerships had been reduced to zero as of June 30, 2004. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. If these investments had not been reduced to zero, distributions received would be recorded as distributions from Local Limited Partnerships in the statements of cash flows and would reduce the Partnership's investment on the balance sheet. A distribution of approximately $1,000 was received during the six months ended June 30, 2004 from a Local Limited Partnership which was sold several years ago as a result of some remaining cash it had not used. Distributions of approximately $1,108,000 comprised of proceeds from the sale of Caroline Arms were received during the six months ended June 30, 2003. In addition, the Partnership received approximately $3,000 from Harold House Limited Partnership in repayment of advances and accrued interest deemed by the Partnership as unlikely to be collected and treated as an additional investment in the Local Limited Partnership. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately $26,000 and $73,000 at June 30, 2004 and 2003, respectively. Cash and cash equivalents decreased approximately $27,000 from December 31, 2003 due to approximately $28,000 of cash used in operating activities, partially offset by approximately $1,000 of cash provided by investing activities. Cash used in operating activities consisted of the payment of non-resident income tax withholding to the state of Colorado on behalf of limited partners, partially offset by reimbursement by limited partners of non-resident income tax withholding paid by the Partnership in 2003 to the state of North Carolina on behalf of limited partners. Cash provided by investing activities consisted of the receipt of a distribution from a Local Limited Partnership. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at June 30, 2004 is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. The Partnership's only other form of liquidity is advances from the General Partner. The General Partner will evaluate advancing the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

The Partnership currently owes the General Partner approximately $443,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations. The Partnership repaid approximately $933,000 of administrative and reporting fees during the six months ended June 30, 2003. There was no such payment made during the six months ended June 30, 2004.

On February 13, 2003 Caroline Arms Limited Partnership sold its investment property to an unaffiliated third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property along with other liabilities of the property and the Local Limited Partnership. In accordance with an agreement reached with the note holder of the deferred acquisition note 60% or approximately $1,663,000 as of June 30, 2003 and approximately $1,670,000 as of December 31, 2003 of the remainder was paid against the principal of this note and 40%, or approximately $1,108,000 as of June 30, 2003 and approximately $1,113,000 as of December 31, 2003, was distributed to the Partnership. An additional $198,000 as of June 30, 2003 and December 31, 2003 was received by the Partnership for the repayment of advances to Caroline Arms Limited Partnership which had previously been deemed unlikely to be collected. The funds received by the Partnership were used to pay certain of its liabilities. As of December 31, 2003, the Local Limited Partnership had been completely liquidated.

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

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At June 30, 2004, the Partnership continued to hold an interest in two Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of June 30, 2004, the Partnership had no carrying basis in the two remaining Local Limited Partnerships and therefore reflected no results of operations for its share of profits or losses from these Local Limited Partnerships.

The Partnership had a net loss of approximately $28,000 for the six months ended June 30, 2004, compared to net income of approximately $1,248,000 for the six months ended June 30, 2003. Net loss per unit of limited partnership was $1.58 for the six months ended June 30, 2004 compared to net income of $67.73 per limited partnership unit for the six months ended June 30, 2003. The increase in net loss for the six months ended June 30, 2004 is attributable to the recognition of approximately $1,238,000 of profits from the Local Limited Partnerships and interest received on advances to Local Limited Partnerships during the six months ended June 30, 2003. Both amounts were a result of the sale of the property owned by Caroline Arms Limited Partnership as noted above. The Partnership did not recognize approximately $58,000 of its allocated share of losses from the remaining two Local Limited Partnerships for the six months ended June 30, 2004, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $11,000 between periods. The increase is primarily due to an increase in operating expenses at the properties owned by the two remaining Local Limited Partnerships.

Recent Accounting Pronouncements

In January 2003 and revised in December 31, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of December 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

                           PART II - OTHER INFORMATION



ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  See Exhibit Index attached.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                    (Registrant)


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships,   its  sole  General
                                          Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 6, 2004

                                  EXHIBIT INDEX


Exhibit

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 6, 2004

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


I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 6, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President of National  Corporation
                                    for Housing Partnerships,  equivalent of
                                    the  chief  financial   officer  of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund Two (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 6, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 6, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.