Form 10QSB
period 2004-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2004-11-15
CIK 762859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004


ASSETS
   Cash and cash equivalents                                                 $ 25
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                                     --
   Receivables - limited partners                                              202
                                                                            $ 227
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities
   Accrued expenses                                                          $ 14
   Administrative and reporting fees payable to
      General Partner (Note 3)                                                 446

Partners' capital (deficiency)
   General Partner -- The National Housing
      Partnership (NHP)                                       $ 640
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                     (170)
   Other Limited Partners -- 17,338 investment
      units                                                     (703)         (233)
                                                                            $ 227

                See Accompanying Notes to Financial Statements


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                   2004         2003       2004        2003
Revenues:
  Share of profits from Local Limited
    Partnerships (Note 2)                          $ --         $ --       $ --       $ 1,238
  Interest received on advances to Local
    Limited Partnerships (Note 2)                      --          --          --          68
                                                       --          --          --       1,306
costs and Expenses:
  Administrative and reporting fees to
    General Partner (Note 3)                            3           3           9          10
  Other operating expenses                              2          36          25          90
                                                        5          39          34         100

(Loss) income from partnership operations              (5)        (39)        (34)      1,206
Distributions in excess of investment in
  Local Limited Partnerships (Note 2)                   2          --           3           3

Net (loss) income                                  $ (3)       $ (39)      $ (31)     $ 1,209

allocation of net (loss) income:
  General Partner - NHP                           $    --       $ (1)     $    --      $ 12
  Original Limited Partner - 1133 Fifteenth
    Street Two Associates                              --          (1)         --          12
  Other limited partners                               (3)        (37)        (31)      1,185

                                                   $ (3)       $ (39)      $ (31)     $ 1,209

net (loss) income per limited partnership
  interest                                        $ (0.17)    $ (2.05)    $ (1.75)   $ 65.68

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
            Statement of Changes in Partners' Capital (Deficiency)
                                   (Unaudited)
                        (in thousands, except unit data)





                                   The National      1133
                                      Housing     Fifteenth       Other
                                    Partnership   Street Two     Limited
                                       (NHP)      Associates    Partners        Total

Partners' capital (deficiency)
  at December 31, 2003                 $ 640        $ (170)      $ (672)       $ (202)

Net loss - nine months ended
  September 30, 2004                       --           --           (31)          (31)

Partners' capital (deficiency)
  at September 30, 2004                $ 640        $ (170)      $ (703)       $ (233)

Percentage interest at
  September 30, 2004                      1%           1%           98%         100%
                                          (A)          (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 17,338  investment  units at September  30, 2004 and 17,723 at
      December  31, 2003 (see  "Footnote  4" in Notes to  Financial  Statements;
      "Abandonment of Limited Partnership Units).

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                             Statement of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                       Nine Months Ended
                                                                        September 30,
                                                                      2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received on advances to Local Limited Partnerships         $ --           $ 68
  Payment of administrative and reporting fees                           --           (933)
  Payment of non-resident income tax withholding to the
   states of Colorado and North Carolina on behalf of
   limited partners                                                     (27)          (204)
  Reimbursement by limited partners of non-resident income
   tax withholding paid by the Partnership to the state of
   North Carolina on behalf of limited partners                           7             --
  Operating expenses paid                                               (11)           (93)
  Payment of interest on advances payable to General Partner             --             (1)
        Net cash used in operating activities                           (31)        (1,163)

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                           3          1,108
  Repayment of advances to Local Limited Partnership                     --            133
        Net cash provided by investing activities                         3          1,241

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from General Partner                             --            (73)
  Proceeds from advances from General Partner                            --             60
        Net cash used in financing activities                            --            (13)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (28)            65

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         53             --

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 25           $ 65

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net (loss) income                                                 $ (31)        $ 1,209
   Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
      Share of profits from Local Limited Partnerships                   --         (1,238)
      Distributions in excess of investment in Local Limited
        Partnerships                                                     (3)            (3)
      Changes in operating assets and liabilities:
        Decrease in accrued interest on advances from
          General Partner                                                --             (1)
        Increase (decrease) in administrative and reporting
           fees payable                                                   9           (923)
        Increase in receivables - limited partners                      (20)          (204)
        Increase (decrease) in other accrued expenses                    14             (3)
        Total adjustments                                                --         (2,372)

Net cash used in operating activities                                $ (31)        $(1,163)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At September 30, 2004, the Partnership continues to hold an interest in two Local Limited Partnerships: San Juan del Centro Limited Partnership and Harold House Limited Partnership. On February 13, 2003, Caroline Arms Limited Partnership sold its investment property to a third party for $4,600,000. After paying the closing costs, the net proceeds were used to repay the mortgage encumbering the property along with other liabilities of the property and the Local Limited Partnership. In accordance with an agreement reached with the note holder of the deferred acquisition note, 60% or approximately $1,663,000 as of September 30, 2003 and approximately $1,670,000 as of December 31, 2003 of the remainder was paid against the principal of this note and 40% or approximately $1,108,000 as of September 30, 2003 and approximately $1,113,000 as of December 31, 2003 was distributed to the Partnership. An additional $198,000 as of September 30, 2003 and December 31, 2003 was received by the Partnership for the repayment of advances and accrued interest to Caroline Arms Limited Partnership which had previously been deemed unlikely to be collected. The funds received by the Partnership were used to pay certain of its liabilities, including accrued administrative and reporting fees due to an affiliate of the General Partner. The Local Limited Partnership recognized a gain on sale of approximately $262,000, a gain on forgiveness of debt of approximately $2,728,000 and a loss from discontinued operations of approximately $25,000 for the nine months ended September 30, 2003. As of December 31, 2003, the Local Limited Partnership had been completely liquidated.

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $52,000 and $96,000 of losses from two Local Limited Partnerships during the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, there were no profits offset against prior years' losses not taken. For the nine months ended September 30, 2003, the Partnership's share of profits from Caroline Arms Limited Partnership was approximately $2,799,000 offset against prior years' losses not taken of approximately $1,561,000. As of September 30, 2004, the Partnership has not recognized approximately $1,874,000 of its allocated cumulative share of losses from two Local Limited Partnerships in which its investment has been reduced to zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. To the extent that advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. The Partnership did not advance any funds to the Local Limited Partnerships during the nine months ended September 30, 2004 and 2003.

During the nine months ended September 30, 2003, Caroline Arms and Harold House Limited Partnerships repaid approximately $198,000 and $3,000, respectively, to the Partnership in repayment of advances and accrued interest deemed by the Partnership as unlikely to be collected and treated as an additional investment in the Local Limited Partnerships. The amounts repaid included accrued interest of approximately $68,000 and less than $1,000, respectively. The remaining two Local Limited Partnerships do not have any advances owed to the Partnership at September 30, 2004.

The following are unaudited combined statements of operations for the three and nine months ended September 30, 2004 and 2003 of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships which are prepared on the accrual basis of accounting and supplied by the managing agents of the projects.

                        COMBINED STATEMENTS OF OPERATIONS


                                         Three Months Ended          Nine Months Ended
                                            September 30,              September 30,
                                         2004          2003          2004          2003
                                                         (in thousands)
Rental income                            $ 351         $ 338        $ 1,030       $ 996
Other income                                 67            66           194          207
   Total revenues                           418           404         1,224        1,203

Operating expenses                          189           234           619          631
Interest, taxes, and insurance              112           117           324          359
Depreciation                                111           105           334          314
   Total expenses                           412           456         1,277        1,304

Income (loss) before
  discontinued operations                     6           (52)          (53)        (101)
Loss from discontinued
  operations                                 --            --            --          (25)
Gain on sale of discontinued
  operations                                 --            --            --          262
 Gain on forgiveness of
  debt of discontinued operations            --            --            --        2,728
Net income (loss)                         $ 6          $ (52)        $ (53)      $ 2,864

National Housing Partnership
  Realty Fund Two share of net
    income (loss)                         $ 6          $ (51)        $ (52)      $ 2,703

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the nine month periods ended September 30, 2004 and 2003, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $9,000 and $10,000, respectively, for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $446,000 at September 30, 2004. If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Approximately $933,000 of administrative and reporting fees was paid during the nine months ended September 30, 2003 from the distribution received from the proceeds of the sale of Caroline Arms Limited Partnership's investment property. No payments were made during the nine months ended September 30, 2004.

The General Partner advanced the Partnership approximately $60,000 during the nine months ended September 30, 2003. There were no advances from the General Partner during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, the Partnership repaid advances of approximately $73,000 and accrued interest of approximately $1,000 to the General Partner. Interest is charged on borrowings at the JP Morgan Chase prime interest rate plus 2% and amounted to less than $1,000 for the nine months ended September 30, 2003. There were no advances or accrued interest owed to the General Partner at September 30, 2004.

(4)   ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the nine months ended September 30, 2004 and 2003 the number of limited partnership units decreased by 385 and 320 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the
beginning   of  the  year  or  17,723  and  18,043  units  for  2004  and  2003, respectively.

(5)   CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation matters involving it or the underlying investment properties of the Local Limited Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

(6)   GOING CONCERN

Both of the remaining two Local Limited Partnership's notes payable are past due (see Note 2). Continuation of the Local Limited Partnerships' operations in their present form is dependent on their ability to extend the maturity date, repay or refinance these notes. Both of the Local Limited Partnerships are actively attempting to sell their respective properties. Effective October 18, 2004 Harold House Limited Partnership entered into a contract to sell its respective property. If such sale should occur the Partnership anticipates that any distributable proceeds it might receive would be minimal, if any. These conditions raise substantial doubt about their and the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

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

Liquidity and Capital Resources

As of September 30, 2004, the Partnership retained an interest in two of its original twenty-one Local Limited Partnerships. The properties in which the Local Limited Partnerships have invested receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans, or advances is generally restricted by these government assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in the two remaining Local Limited Partnerships had been reduced to zero as of September 30, 2004. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. If these investments had not been reduced to zero, distributions received would be recorded as distributions from Local Limited Partnerships in the statements of cash flows and would reduce the Partnership's investment on the balance sheet. A distribution of approximately $3,000 was received during the nine months ended September 30, 2004 from a Local Limited Partnership which was sold several years ago as a result of some remaining cash it had not used. Distributions of approximately $1,108,000 comprised of proceeds from the sale of Caroline Arms were received during the nine months ended September 30, 2003. In addition, the Partnership received approximately $3,000 from Harold House Limited Partnership in repayment of advances and accrued interest deemed by the Partnership as unlikely to be collected and treated as an additional investment in the Local Limited Partnership. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately $25,000 and $65,000 at September 30, 2004 and 2003, respectively. Cash and cash equivalents decreased approximately $28,000 from December 31, 2003 due to approximately $31,000 of cash used in operating activities, partially offset by approximately $3,000 of cash provided by investing activities. Cash used in operating activities consisted of the payment of non-resident income tax withholding to the state of Colorado on behalf of limited partners, partially offset by reimbursement by limited partners of non-resident income tax withholding paid by the Partnership in 2003 to the state of North Carolina on behalf of limited partners. Cash provided by investing activities consisted of the receipt of a distribution from a Local Limited Partnership. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand at September 30, 2004 depends upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. The Partnership's only other form of liquidity is advances from the General Partner. The General Partner will evaluate advancing the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

The Partnership currently owes the General Partner approximately $446,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations. The Partnership repaid approximately $933,000 of administrative and reporting fees during the nine months ended September 30, 2003. There was no such payment made during the nine months ended September 30, 2004.

On February 13, 2003 Caroline Arms Limited Partnership sold its investment property to a third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property along with other liabilities of the property and the Local Limited Partnership. In accordance with an agreement reached with the note holder of the deferred acquisition note 60% or approximately $1,663,000 as of September 30, 2003 and approximately $1,670,000 as of December 31, 2003 of the remainder was paid against the principal of this note and 40%, or approximately $1,108,000 as of September 30, 2003 and approximately $1,113,000 as of December 31, 2003, was distributed to the Partnership. An additional $198,000 as of September 30, 2003 and December 31, 2003 was received by the Partnership for the repayment of advances to Caroline Arms Limited Partnership which had previously been deemed unlikely to be collected. The funds received by the Partnership were used to pay certain of its liabilities. As of December 31, 2003, the Local Limited Partnership had been completely liquidated.

Harold House and San Juan Del Centro Limited Partnerships both have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all Partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the notes. The notes were due November 15, 1999 and December 20, 1999, respectively. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. Both of the Local Limited Partnerships are actively attempting to sell their respective properties. Effective October 18, 2004, Harold House Limited Partnership entered into a contract to sell its respective property. If such sale should occur the Partnership anticipates that any distributable proceeds it might receive would be minimal, if any.

As a result of the conditions above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At September 30, 2004, the Partnership continued to hold an interest in two Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. As of September 30, 2004, the Partnership had no carrying basis in the two remaining Local Limited Partnerships and therefore reflected no results of operations for its share of profits or losses from these Local Limited Partnerships.

The Partnership had a net loss of approximately $31,000 for the nine months ended September 30, 2004, compared to net income of approximately $1,209,000 for the nine months ended September 30, 2003. Net loss per unit of limited partnership was $1.75 for the nine months ended September 30, 2004 compared to net income of $65.68 per limited partnership unit for the nine months ended September 30, 2003. The increase in net loss for the nine months ended September 30, 2004 is attributable to the recognition of approximately $1,238,000 of profits from the Local Limited Partnerships and interest received on advances to Local Limited Partnerships during the nine months ended September 30, 2003. Both amounts were a result of the sale of the property owned by Caroline Arms Limited Partnership as noted above. The Partnership did not recognize approximately $52,000 of its allocated share of losses from the remaining two Local Limited Partnerships for the nine months ended September 30, 2004, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $44,000 between periods. The decrease is primarily due to a decrease in operating expenses at the properties owned by the two remaining Local Limited Partnerships.

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

            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

Date:  November 12, 2004

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

Date:  November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund Two (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.