Form 10KSB
period 2004-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2005-03-30
CIK 762859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ____________ to ____________

                         Commission file number 0-14458

                 NATIONAL  HOUSING  PARTNERSHIP  REALTY  FUND TWO
       (Exact name of small business issuer as specified in its charter)

            Maryland                                            52-1365317
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                              Identification No.)

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

                        17,339 Limited Partnership Units
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year.  $53,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2004. No market exists for the limited partnership units of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's business is to hold limited partnership interests in two limited partnerships ("Local Limited Partnerships") at December 31, 2004, one of which owns and operates a multi-family rental housing property ("Property") which receives one or more forms of assistance from the Federal Government. Two of the partnerships in which the Partnership had invested sold their properties one each during 2004 and 2003. NHP is the general partner of the Local Limited Partnerships and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for information relating to the Partnership's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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

The following is a schedule of the Property owned by the Local Limited Partnerships in which the Partnership is a limited partner:

          SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
   IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO HAS AN INVESTMENT

                                                                              Occupancy
                                                        Units Authorized     Percentage
                                           Financed,       for Rental    for the Year Ended
                                            Insured
   Property Name, Location    Number of  and Subsidized Assistance Under    December 31,
     and Partnership Name       Units        Under          Section 8       2004     2003

Caroline Arms                    (B)          (B)              (B)          (B)       (B)
  Jacksonville, Florida
  (Caroline Arms Limited
    Partnership)

Harold House                     (C)          (C)              (C)          (C)       (C)
  Jacksonville, Florida
  (Harold House Limited
    Partnership)

San Juan del Centro              150          (A)              150           99%      99%
  Boulder, Colorado
  (San Juan del Centro Limited
    Partnership)

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B) Property sold in February 2003.

(C) Property sold in November 2004.

Ownership Percentages

The following details the Partnership's ownership percentages of the remaining Local Limited Partnership and the cost of acquisition of such ownership. The interest is a limited partner interest. Also included is the total mortgage encumbrance, note payable, and accrued interest on the property for the Local Limited Partnership as of December 31, 2004 (dollar amounts in thousands):

                                   NHP Realty
                                  Fund Two      Cost of                  Note Payable
                                 Percentage    Ownership    Mortgage     and Accrued
Partnership                       Ownership     Interest      Note       Interest (A)
San Juan del Centro L.P.            94.5%        $ 799       $ 1,061        $4,087

(A) See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details.

Although one of the Local Limited Partnerships in which the Partnership has invested owns an apartment complex, which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Property from market competition.

Regulation

General

Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on the property or increasing the restrictions on discharges or other conditions, as well as changes in laws effecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the cash flow from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

Regulation of Affordable Housing

The Federal Housing Administration ("FHA") has contracted with the subsidized rental project under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are for one year with annual renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 100% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the property owned by the Local Limited Partnership, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the property of the Local Limited Partnership.

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

August 2005               150               100%                   100%

All of the units which receive rent subsidies from Section 8 have contracts which expire during the year ending December 31, 2005. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For the property assisted by Section 8, but not subject to these provisions (including, but not limited to, the property which does not have an underlying HUD insured mortgage, or had been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, the property can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of the Local Limited Partnership's intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loan, and any other HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of Section 8 participation.

HUD Approval and Enforcement

The property owned by the Local Limited Partnership is subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and the HUD-assisted properties as well as the principals (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of a HUD-assisted property.

Management believes that the Local Limited Partnership's property is covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Item 2.     Property

See "Item 1. Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in the Local Limited Partnership.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation matters involving it or the underlying investment property of the Local Limited Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

      (a) Units in the Partnership were sold through a public offering. There is no established market for resale of the units in the Partnership. Accordingly, an investor may be unable to sell or otherwise dispose of his interest in the Partnership.

      (b) As of December 31, 2004, there were 1,090 registered holders of 17,339 limited partnership units (in addition to 1133 Fifteenth Street Two Associates - See "Item 7. Financial Statements - Note 1"). During the year ended December 31, 2004, 384 units were abandoned.

      (c) No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 2004.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

As of December 31, 2004, the Partnership retained an interest in two of its original twenty-one Local Limited Partnerships. The property in which one of the Local Limited Partnerships has invested in receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in one of the two remaining Local Limited Partnerships have been reduced to zero as of December 31, 2004. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. If these investments had not been reduced to zero, distributions received would be recorded as distributions from the Local Limited Partnership in the statement of cash flow and would reduce the Partnership's investment on the balance sheet. A distribution of approximately $3,000 was received during the year ended December 31, 2004 from a Local Limited Partnership, which was sold several years ago as a result of some remaining cash it had not used. Distributions of approximately $1,113,000 consisting of the Partnership's share of net proceeds from the sale of Caroline Arms were received during the year ended December 31, 2003. In addition, the Partnership received approximately $3,000 from Harold House Limited Partnership in repayment of advances and accrued interest deemed by the Partnership as unlikely to be collected and treated as an additional investment in the Local Limited Partnership. The receipt of distributions in the future is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately $17,000 at December 31, 2004 compared to $53,000 at December 31, 2003. The decrease of approximately $36,000 was due to approximately $39,000 of cash used in operating activities partially offset by approximately $3,000 of cash provided by investing activities. Cash used in operating activities consisted of the payment of non-resident income tax withholding to the state of Colorado on behalf of limited partners, partially offset by reimbursement by limited partners of non-resident income tax withholding paid by the Partnership in 2003 to the state of North Carolina on behalf of limited partners. Cash provided by investing activities consisted of the receipt of a distribution from a Local Limited Partnership. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand depends upon the future receipt of distributions from the Local Limited Partnerships or proceeds from a sale or refinancing of the underlying property of the Local Limited Partnerships. The Partnership's only other form of liquidity is advances from the General Partner. The General Partner will evaluate advancing the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

Net cash used in operations for the year ended December 31, 2004 was approximately $39,000 compared to approximately $1,180,000 for the year ended December 31, 2003. The decrease in cash used in operations is primarily due to the payment of administrative and reporting fees payable in 2003 to the General Partner from the Partnership's portion of proceeds received from the sale of Caroline Arms noted below.

On November 22, 2004, Harold House Limited Partnership sold its investment property to a third party for approximately $2,220,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which a third party held, and other liabilities of the property and the Local Limited Partnership. Subsequent to December 31, 2004, the Partnership received a distribution of approximately $125,000. It is anticipated that the Local Limited Partnership will be completely liquidated by June 30, 2005.

On February 13, 2003 Caroline Arms Limited Partnership sold its investment property to a third party for $4,600,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property along with other liabilities of the property and the Local Limited Partnership. In accordance with an agreement reached with the note holder of the deferred acquisition note 60% or approximately $1,670,000 of the remainder was paid against the principal of this note and 40%, or approximately $1,113,000 was distributed to the Partnership. An additional $198,000 was received by the Partnership for the repayment of advances to Caroline Arms Limited Partnership which had previously been deemed unlikely to be collected and were treated as an additional investment in the Local Limited Partnership. The funds received by the Partnership were used to pay certain of its liabilities. As of December 31, 2003, the Local Limited Partnership had been completely liquidated.

San Juan Del Centro Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note is a nonrecourse note secured by a security interest in the Partnership's interest in the Local Limited Partnership and is subordinated to the respective mortgage note on the property for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the note. The note was due December 20, 1999. The note is in default and the Local Limited Partnership interest is subject to potential foreclosure. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of the respective note, or to repay or refinance the note.

As a result of the conditions above, there is substantial doubt about the Local Limited Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from this uncertainty. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property during 2005 for a purchase price of $7,000,000.

The General Partner advanced approximately $60,000 during the year ended December 31, 2003. Interest is charged on borrowings at prime plus 2% (7.25% at December 31, 2004). Interest expense was less than $1,000 for the year ended December 31, 2003. During 2003, the Partnership repaid approximately $73,000 of advances from the General Partner. There were no balances owed or paid during 2004.

As of December 31, 2004, the Partnership owes the General Partner approximately $448,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying property of the Local Limited Partnership rather than through recurring operations. During the year ended December 31, 2003 the Partnership repaid approximately $933,000 to the General Partner from the proceeds of the sale of the property owned by Caroline Arms Limited Partnership as discussed above. There were no such payments during the year ended December 31, 2004.

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At December 31, 2004, the Partnership continued to hold an interest in two Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. However, as of December 31, 2004, the Partnership had no carrying basis in its investment in one of the two Local Limited Partnerships and, therefore, reflected no results of operations for its share of profits or losses for the Local Limited Partnership.

The Partnership had net income of approximately $19,000 for the year ended December 31, 2004, compared to net income of approximately $1,219,000 for the year ended December 31, 2003. Net income per unit of limited partnership was $1.07 for the year ended December 31, 2004 compared to net income of $66.23 per limited partnership unit for the year ended December 31, 2003. The decrease in net income for the year ended December 31, 2004 is attributable to a decrease in profits recognized from Local Limited Partnerships, interest received on advances to Local Limited Partnerships and the receipt of distributions in excess of investment in Local Limited Partnerships. During the year ended December 31, 2004 the Partnership recognized approximately $50,000 of profits from its investment in Harold House Limited Partnership. The profits recognized are comprised of the Partnership's share of the profits of Harold House Limited Partnership of approximately $409,000 offset against prior years' net losses not taken of approximately $359,000. During the year ended December 31, 2003 the Partnership recognized approximately $1,244,000 of profits and interest received on advances from its investment in Carolina Arms Limited Partnership. The profits recognized were the Partnership's share of the profits of Carolina Arms Limited Partnership of approximately $2,779,000 offset against prior years' net losses not taken of approximately $1,561,000. The Partnership did not recognize approximately $64,000 of its allotted share of losses from San Juan Del Centro Local Limited Partnership for the year ended December 31, 2004 and did not recognize approximately $104,000 of its allocated share of losses from two Local Limited Partnerships for the year ended December 31, 2003, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero for the respective periods. The Partnership's share of losses from San Juan Del Centro Local Limited Partnership, if not limited to its investment account balance, would have increased approximately $7,000 between periods. The increase is primarily due to a decrease in revenues at the property owned by the Local Limited Partnership.

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. Upon adoption of FIN 46, the Partnership determined that its Local Limited Partnership in which it held an investment was not a VIE.

Item 7.     Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm



To The Partners of
National Housing Partnership Realty Fund Two
Indianapolis, Indiana


We have audited the accompanying balance sheet of National Housing Partnership Realty Fund Two (the Partnership) as of December 31, 2004, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the remaining Local Limited Partnership at December 31, 2004 have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements relates to the amounts included for this Local Limited Partnership, it is based solely on their report.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund Two at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with U. S. generally accepted accounting principles.

As discussed in Note 8 to the financial statements, the due date of the Local Limited Partnership's note payable has expired, and therefore, the note is in default. Continuation of the Local Limited Partnership's operations in its present form is dependent on its ability to extend the maturity date of this note or repay or refinance the note. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                          /s/Ernst & Young LLP

Indianapolis, Indiana
March 28, 2005

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                  Balance Sheet
                                December 31, 2004
                        (in thousands, except unit data)



                                        ASSETS
Cash and cash equivalents                                            $ 17
Investments in and advances to Local Limited
  Partnerships (Note 2)                                                 50
Receivables - limited partners                                         202
                                                                     $ 269


                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
Liabilities:
  Accrued expenses                                                   $ 4
  Administrative and reporting fees payable to
   General Partner (Note 3)                                            448
                                                                       452
Partners' capital (deficiency):
  General Partner                                                      640
  Original Limited Partner                                            (170)
  Other Limited Partners - 17,339 investment units                    (653)
                                                                      (183)
                                                                      $ 269

                See Accompanying Notes To Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                      (in thousands, except per unit data)


                                                               Years Ended December 31,
                                                                   2004         2003
REVENUES:
  Share of profits from Local Limited Partnerships (Note 2)        $ 50       $ 1,218
  Interest received on advances to Local Limited Partnerships
    (Note 2)                                                          --           68
                                                                      50        1,286
COSTS AND EXPENSES:
  Administrative and reporting fees to General Partner
    (Note 3)                                                          11           13
  Other operating expenses                                            23           83
                                                                      34           96

Income from partnership operations                                    16        1,190
Distribution in excess of investment in Local Limited
  Partnerships (Note 2)                                                3           29

NET INCOME                                                         $ 19       $ 1,219

ALLOCATION OF NET INCOME
  General Partner                                                  $ --         $ 12
  Original Limited Partner                                            --           12
  Other Limited Partners                                              19        1,195

                                                                   $ 19       $ 1,219
PER LIMITED PARTNERSHIP UNIT:
  NET INCOME PER OTHER LIMITED PARTNERSHIP UNIT                   $ 1.07      $ 66.23

                See Accompanying Notes To Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
             Statements Changes of Partners' Capital (Deficiency)
                        (in thousands, except unit data)


                                                     1133
                                   The National   Fifteenth       Other
                                     Housing      Street Two     Limited
                                   Partnership    Associates     Partners        Total

Capital (deficiency) at
  January 1, 2003                     $ 628         $ (182)      $(1,867)       $(1,421)

Net income for the year ended
  December 31, 2003                       12            12         1,195          1,219

Capital (deficiency) at
  December 31, 2003                      640          (170)         (672)          (202)

Net income for the year ended
  December 31, 2004                       --            --            19             19

Capital (deficiency) at               $ 640         $ (170)       $ (653)       $ (183)
  December 31, 2004

Percentage interest at
  December 31, 2004 and 2003              1%            1%            98%          100%
                                          (A)           (B)           (C)


(A)   General Partner

(B)   Original Limited Partner

(C) Consists of 17,339 and 17,723 investment units at December 31, 2004 and 2003, respectively. See "Note 4" for further information.

                See Accompanying Notes To Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Cash Flows
                                 (in thousands)

                                                                    Years Ended December 31,
                                                                      2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received on advances to the Local Limited
     Partnership                                                      $ --           $ 68
  Payment of administrative and reporting fees                           --            (933)
  Payment of non-resident income tax withholding to the
   state of Colorado and North Carolina on behalf
     of limited partners                                                (27)           (182)
  Reimbursement by limited partners of non-resident income
    Tax withholding paid by the Partnership to the State of
    North Carolina on behalf of limited partners                          7              --
  Operating expenses paid                                               (19)           (132)
  Payment of interest on advances payable to General Partner             --              (1)
        Net cash used in operating activities                           (39)         (1,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Local Limited Partnerships                           3           1,113
  Repayment of advances to Local Limited Partnership                     --             133
        Net cash provided by investing activities                         3           1,246

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from General Partner                             --             (73)
  Proceeds from advances from General Partner                            --              60
        Net cash used in financing activities                            --             (13)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (36)             53
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           53              --

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 17           $ 53

RECONCILIATION OF NET INCOME TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net income                                                         $ 19          $ 1,219
   Adjustments to reconcile net income to net cash
     used in operating activities:
      Share of profits from Local Limited Partnerships                  (50)         (1,218)
      Distributions in excess of investment in Local Limited
        Partnerships                                                     (3)            (29)
      Changes in operating assets and liabilities:
        Decrease in accrued interest on advances
          from General Partner                                           --              (1)
        Increase (decrease) in administrative and reporting
          fees payable                                                   11            (920)
        Increase in receivables - limited partners                      (20)           (182)
        Increase (decrease) in other accrued expenses                     4             (49)
        Total adjustments                                               (58)         (2,399)
Net cash used in operating activities                                $ (39)         $(1,180)


                See Accompanying Notes To Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                          Notes to Financial Statements
                                December 31, 2004


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

During 1985, the Partnership acquired 94.5% (98% with respect to allocation of losses) of the limited partnership interests in twenty-one Local Limited Partnerships. At December 31, 2004, the Partnership retained an ownership interest in two of the original Local Limited Partnerships.

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

Investments in Local Limited Partnerships is accounted for by using the equity method and thus are carried at cost less the Partnership's share of the Local Limited Partnership's losses and distributions plus the Partnership's share of the Local Limited Partnership's income (see "Note 2"). An investment account is maintained for the limited partnership investments and losses are not taken once an investment account has been decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnership and HUD to the extent of surplus cash as defined by HUD. Distributions received from the Local Limited Partnerships in which the Partnership's investment account has been decreased to zero are recorded as revenue in the year received. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. Advances to the Local Limited Partnership are included with Investments in the Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximate fair value.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. Under the criteria established by SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. Upon adoption of FIN 46, the Partnership determined that its Local Limited Partnership in which it held an investment was not a VIE.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At December 31, 2004, the Partnership continues to hold an interest in two Local Limited Partnerships: San Juan del Centro Limited Partnership and Harold House Limited Partnership.

On November 22, 2004, Harold House Limited Partnership sold its investment property to a third party for approximately $2,220,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which a third party held, and other liabilities of the property and the Local Limited Partnership. The Local Limited Partnership will distribute the remaining proceeds. Subsequent to December 31, 2004, the Partnership received a distribution of approximately $125,000 relating to the sale. It is anticipated that the Local Limited Partnership will be completely liquidated by June 30, 2005.

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

San Juan Del Centro Limited Partnership has a note which was executed by the Local Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. The note bears simple interest at the rate of 9% per annum. The note is a nonrecourse note secured by a security interest in all partnership interests in the respective Local Limited Partnership and is subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The note may be repaid in whole or in part at any time without penalty. Neither the Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of the note. The note is in default and the Local Limited Partnership's interest is subject to potential foreclosure. Continuation of the Local Limited Partnership's operation in the present form depends on its ability to extend the maturity date of the respective note, or to repay or refinance the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. The Local Limited Partnership is actively attempting to sell the net assets. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property during 2005 for a purchase price of $7,000,000.

The note matured as follows (in thousands):

Local Partnership                            Due Date   Note Amount  Accrued Interest

San Juan Del Centro Limited Partnership      12/20/99      $1,458         $2,629

Subsequent to December 31, 2004, the note payable encumbering Harold House Limited Partnership was repaid in full.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investment is carried at cost less the Partnership's share of the Local Limited Partnership losses and distributions plus the Partnership's share of Local Limited Partnership income. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, and is not otherwise committed to provide additional support, it does not recognize losses once its investment in the Local Limited Partnership reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, income reported by a Local Limited Partnership is not recognized by the Partnership until such income equals losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $64,000 of losses from San Juan Del Centro Limited Partnership during 2004. During the year ended December 31, 2004, the Partnership's share of profits from Harold House Limited Partnership was approximately $409,000 offset against prior years losses not taken of approximately $359,000. During the year ended December 31, 2003, the Partnership did not recognize approximately $104,000 of losses from two Local Limited Partnerships. During the year ended December 31, 2003, the Partnership's share of profits from Caroline Arms Limited Partnership was approximately $2,779,000 offset against prior year losses not taken of approximately $1,561,000. As of December 31, 2004 and 2003, the Partnership has not recognized approximately $1,527,000 and $1,822,000, respectively, of its allocated cumulative share of losses from one and two Local Limited Partnerships in which its investment has been reduced to zero.

During 1993 the Partnership re-evaluated the timing of the collectibility of the advances and determined, based on the Local Limited Partnership operations, that such advances are not likely to be collected. For accounting purposes, the Partnership treated the advance balance as additional investments in the Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations to reflect a portion of the previously unrecognized losses on investments. At December 31, 2004, there were no advances to the Local Limited Partnerships owed to the Partnership.

Summaries of the combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2004 and the combined results of operations for the years ended December 31, 2004 and 2003, are as follows:

                           CONDENSED COMBINED BALANCE SHEET
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                               December 31, 2004
Assets:
  Land                                                                $ 779
  Buildings and improvements, net of accumulated
   depreciation of approximately $2,838                                2,228
  Other                                                                  733
  Assets in liquidation                                                   75

                                                                      $ 3,815
Liabilities:
  Mortgage note payable                                              $ 1,061
  Note payable                                                         1,458
  Accrued interest on note payable                                     2,629
  Other liabilities                                                      280

Partners' Deficit:
  National Housing Partnership Realty Fund Two                        (1,456)
  Other partners                                                        (157)
                                                                      (1,613)

                                                                     $ 3,815


                     CONDENSED COMBINED STATEMENTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)

                                                         Years Ended December 31,
                                                           2004             2003
                                                                         (Restated)
Revenues                                                  $ 970           $ 1,114

Expenses:
  Operating expenses                                         507              655
  Interest, taxes and insurance                              312              312
  Depreciation                                               217              205
                                                           1,036            1,172

Loss from continuing operations                              (66)             (58)
Loss from discontinued operations                            (63)             (88)
Gain on sale of discontinued operations                      499              262
Gain on forgiveness of debt of discontinued
  Operations                                                  --            2,720

Net income                                                $ 370           $ 2,836

The condensed combined statement of operations for December 31, 2003 has been restated to reflect the operations of Harold House Limited Partnership, which was sold during 2004, as discontinued operations. The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. One of the Local Limited Partnerships operates rental housing projects organized under Section 236 of the National Housing Act. Each of the Local Limited Partnerships receives some form of rental assistance from HUD. During the year ended December 31, 2004 and 2003, the projects received a total of approximately $644,000 and $685,000, respectively, of rental assistance from HUD.

Regulation of Affordable Housing

The Federal Housing Administration ("FHA") has contracted with the subsidized rental project under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreement are for one year with annual renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 100% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the property owned by the Local Limited Partnership, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the property of the Local Limited Partnership.

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

August 2005               150               100%                   100%

All of the units which receive rent subsidies from Section 8 have contracts which expire during the year ending December 31, 2005. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For the property assisted by Section 8, but not subject to these provisions (including, but not limited to, the property which does not have an underlying HUD insured mortgages, or which has been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, the property can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loan, and any other HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of Section 8 participation.

Depreciation is calculated generally using the straight-line method over the estimated useful lives of the related assets.

The mortgage note payable is insured by the Federal Housing Administration (FHA) and collateralized by first deeds of trust on the rental property. FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the note. The liability of the Local Limited Partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with lenders. The note bears interest at the rate of 9% per annum.

(3)   TRANSACTIONS  WITH THE  GENERAL  PARTNER AND  AFFILIATES  OF THE GENERAL
      PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $11,000 and $13,000 during 2004 and 2003, respectively. The balance owed to the General Partner for these fees is approximately $448,000 as of December 31, 2004.

If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of the underlying property of the remaining Local Limited Partnership. The Partnership repaid approximately $933,000 to the General Partner during the year ended December 31, 2003, from the proceeds of the sale of the property owned by Caroline Arms Limited Partnership. No payments were made during 2004 for these fees.

The General Partner advanced approximately $60,000 during the year ended December 31, 2003. Interest is charged on borrowings at prime plus 2% (7.25% at December 31, 2004). Interest expense was less than $1,000 for the year ended December 31, 2003. During 2003, the Partnership repaid approximately $73,000 of advances from the General Partner. There were no balances owed or paid during 2004.

An affiliate of the General Partner is the project management agent for the projects. The management agent and other affiliates earned approximately $135,000 and $221,000 for management fees and other services provided to the Local Limited Partnerships during 2004 and 2003, respectively.

(4)   ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the years ended December 31, 2004 and 2003 the number of limited partnership units decreased by 384 units and 320 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations for 2004 and 2003 is calculated based on the number of units outstanding at the beginning of the year or 17,723 units for 2004 and 18,043 units for 2003.

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

A reconciliation follows (in thousands):

                                                  Years Ended December 31,
                                                     2004            2003

Net income per financial statements                  $ 19          $ 1,219

Add (deduct):
  Partnership's share of Local Limited
   Partnerships' income                                657           4,053
  Other                                                (39)           (331)

Income per tax return                               $ 637          $ 4,941

The following is a reconciliation between the Partnership's reported amounts and the Federal tax basis of net (liabilities) assets at December 31, 2004 (in thousands):

               Net liabilities as reported                $ (183)

               Add (deduct):
                 Investment in Partnership                   804
                 Other                                       146

               Net assets - Federal tax basis             $ 767

(6) ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALE OR REFINANCING

Cash received from the sale or refinancing of any underlying property of the Local Limited Partnerships, after payment of the applicable mortgage debt, payment of the deferred acquisition note and the payment of all expenses related to the transaction, is to be distributed in the following manner:

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

(7)   CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation matters involving it or the underlying investment property of the Local Limited Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

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

(8)   GOING CONCERN

The San Juan Del Centro Limited  Partnership  note payable is past due (see Note
2). Therefore, there is the possibility that the Partnership will lose its ownership interest in the Local Limited Partnership through foreclosure by the noteholder. Continuation of the Local Limited Partnership's operations in the present form depends on its ability to extend the maturity date of this note or to repay or refinance the note. This condition raises substantial doubt about its ability to continued as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property during 2005 for a purchase price of $7,000,000.

(9) REAL ESTATE AND ACCUMULATED DEPRECIATION OF THE LOCAL LIMITED PARTNERSHIP IN WHICH NHP REALTY FUND TWO HAS INVESTED

                                                                   Cost
                                       Initial Cost              Capitalized
                                     To Local Limited             Subsequent
                                        Partnership             to Acquisition
                                      (in thousands)            (in thousands)

                                                    Buildings
                                                   and Related
                                                     Personal
        Description         Encumbrances   Land      Property    Improvements

San Juan Del Centro
  Limited Partnership           (1)       $ 725      $ 3,360       $ 1,760


                         Gross Amount At Which
                                Carried
                              At December 31, 2004
                                 (in thousands)

                               Buildings
                                  And
                                Related
                               Personal            Accumulated    Date of     Date   Depreciable
     Description        Land   Property  Total(2) Depreciation  Construction Acquired Life-Years
                                           (3)         (3)
                                                  (in thousands)
San Juan Del Centro
  Limited Partnership  $ 779    $ 5,066  $ 5,845    $(2,838)       1970      04/85      5-50

(1) Schedule of Encumbrances (in thousands)

                                                               Notes
                                                             Payable and
                                               Mortgage       Accrued
Partnership Name                                Notes         Interest       Total

San Juan del Centro Limited Partnership        $ 1,061        $ 4,087       $ 5,148

(2)   The  aggregate  cost of real  estate for  Federal  income tax  purposes at
      December   31,  2004  is   approximately   $5,841,000,   and   accumulated
      depreciation for Federal income tax purposes at December 31, 2004 is approximately $4,584,000.

(3)   Reconciliation of real estate (in thousands)

                                                 Years Ended December 31,
                                                   2004           2003

Balance at beginning of year                      $ 8,964       $16,188
Improvements                                          387           387
Disposals of rental properties                     (3,506)       (7,611)
Balance at end of year                            $ 5,845       $ 8,964

      Reconciliation of accumulated depreciation (in thousands)

                                                   2004           2003

Balance at beginning of year                      $ 4,415       $ 7,543
Depreciation expense for the year                     426           420
Disposals of rental properties                     (2,003)       (3,548)
Balance at end of year                            $ 2,838       $ 4,415

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

Three individuals comprise the Board of Directors of NCHP.

Jeffrey Adler                    43   Director and Executive Vice President
Ronald D. Monson                 48   Director and Senior Vice President
David R. Robertson               39   Director, President and Chief Executive
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

Ronald D. Monson has been a Director of the General Partner since February 2001. Beginning in February 2004, Mr. Monson assumed oversight of four of AIMCO's regional operating centers and was appointed Senior Vice President of the Midwest Division. From February 2001 to February 2004, Mr. Monson served as the head of AIMCO's conventional property operations. Previously, he served as Regional Vice President of AIMCO from March 1997 to May 1998, when he was appointed to Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division, which role he filled until February 2001.

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

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Martha L. Long                   45   Senior Vice President
Harry G. Alcock                  42   Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                        and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                        Financial Officer
Stephen B. Waters                43   Vice President

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

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President of the General Partner and AIMCO since February 1999 and was appointed Chief Financial Officer of the General Partner and AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units as of December 31, 2004.

         Name of Beneficial Owner              Number of Units        % of Class

AIMCO and affiliates                                1,949                11.24%
  (affiliates of the General Partner)

The business address of AIMCO is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12.    Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $11,000 and $13,000 during 2004 and 2003, respectively. The balance owed to the General Partner for these fees is approximately $448,000 as of December 31, 2004.

If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of the underlying property of the remaining Local Limited Partnership. The Partnership repaid approximately $933,000 to the General Partner during the year ended December 31, 2003, from the proceeds of the sale of the property owned by Caroline Arms Limited Partnership. No payments were made during 2004 for these fees.

The General Partner advanced approximately $60,000 during the year ended December 31, 2003. Interest is charged on borrowings at prime plus 2% (7.25% at December 31, 2004). Interest expense was less than $1,000 for the year ended December 31, 2003. During 2003, the Partnership repaid approximately $73,000 of advances from the General Partner. There were no balances owed or paid during 2004.

An affiliate of the General Partner is the project management agent for the projects. The management agent and other affiliates earned approximately $135,000 and $221,000 for management fees and other services provided to the Local Limited Partnerships during 2004 and 2003, respectively.

Item 13.    Exhibits

            See Exhibit Index

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $18,000 and $42,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $3,000 for both 2004 and 2003.

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


                                    NATIONAL HOUSING  PARTNERSHIP  REALTY FUND
                                       TWO
                                    (Registrant)


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships,   its   sole   General
                                          Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          Director, President and Chief
                                          Executive Officer

                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 30, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Ronald D. Monson           Director and Senior           Date: March 30, 2005
Ronald D. Monson              Vice President


/s/David R. Robertson         Director, President and       Date: March 30, 2005
David R. Robertson            Chief Executive Officer


/s/Stephen B. Waters          Vice President                Date: March 30, 2005
Stephen B. Waters

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

 99.1             Independent   Auditors   Report  for  San  Juan  Del  Centro
 Apartments.

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

Date:  March 30, 2005

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

Date:  March 30, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Housing Partnership Realty Fund Two (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 30, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 30, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1
Carter & Company
 Certified Public Accountants, LLC
                                                             543 Highway 98 East
                                                                       Suite 201
                                                         Destin, Florida 32541
                                                          Phone:  850-650-0125
                                                              Fax:  850-650-0126

                          Independent Auditors' Report

To the Partners
San Juan Del Centro Limited Partnership

We have audited the accompanying balance sheet of San Juan Del Centro Limited Partnership, a Limited Partnership, Project Number 101-44018, as of December 31, 2004, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Juan Del Centro Limited Partnership as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 15, 2005 on our consideration of San Juan Del Centro Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 14-18 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Destin, Florida
January 15, 2005