Form 10QSB
period 2005-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2005-05-16
CIK 762859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005



ASSETS
   Cash and cash equivalents                                                $ 128
   Receivables - limited partners                                              207
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                                     --
                                                                            $ 335
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
Liabilities
   Administrative and reporting fees payable to
      General Partner (Note 3)                                              $ 450

Partners' capital (deficiency)
   General Partner -- The National Housing
      Partnership (NHP)                                       $ 641
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                     (169)
   Other Limited Partners -- 17,074 investment
      units                                                     (587)         (115)
                                                                            $ 335

                See Accompanying Notes to Financial Statements



                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                  Three Months Ended
                                                                       March 31,
                                                                   2005         2004
REVENUES:
  Share of profits from Local Limited Partnerships (Note 2)        $ 68         $ --

COSTS AND EXPENSES:
  Administrative and reporting fees to General Partner                 2            3
  Other operating expenses                                             5            8
                                                                       7           11

Income (loss) from partnership operations                             61          (11)
Distributions in excess of investment in Local Limited
  Partnerships (Note 2)                                                7            1

NET INCOME (LOSS)                                                 $   68        $ (10)

ALLOCATION OF NET INCOME (LOSS):
  General Partner - NHP                                             $ 1         $ --
  Original Limited Partner - 1133 Fifteenth Street Two
    Associates                                                         1           --
  Other limited partners                                              66          (10)

                                                                  $   68        $ (10)

NET INCOME (LOSS) PER OTHER LIMITED PARTNERSHIP UNIT              $ 3.81       $(0.56)

                See Accompanying Notes to Financial Statements



                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
            Statement of Changes in Partners' Capital (Deficiency)
                                   (Unaudited)
                        (in thousands, except unit data)



                                   The National      1133
                                      Housing     Fifteenth       Other
                                    Partnership   Street Two     Limited
                                       (NHP)      Associates    Partners        Total

Partners' capital (deficiency)
  at December 31, 2004                 $ 640        $ (170)     $ (653)      $ (183)

Net income - three months ended
  March 31, 2005                            1            1          66           68

Partners' capital (deficiency)
  at March 31, 2005                    $ 641        $ (169)     $ (587)      $ (115)

Percentage interest at
  March 31, 2005                          1%           1%           98%         100%
                                          (A)          (B)          (C)


(A)   General Partner

(B)   Original Limited Partner

(C)   Consists  of  17,074  investment  units  at  March  31,  2005  and  17,339 investment  units at December 31, 2004 (see "Note 4" in Notes to Financial
      Statements; "Abandonment of Limited Partnership Units).

                See Accompanying Notes to Financial Statements



                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                    Three Months Ended March 31,
                                                                       2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Operating expenses paid                                              $ (9)           $ --
  Payment of non-resident income tax withholding to the
   state of Colorado on behalf of limited partners                         (5)            --
  Reimbursement by limited partners of non-resident income
   tax withholding paid by the Partnership to the state of
     North Carolina on behalf of limited partners                          --              7
        Net cash (used in) provided by operating activities               (14)             7

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Distributions from Local Limited Partnerships                           125              1

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 111              8

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           17             53

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 128           $ 61

RECONCILIATION  OF NET INCOME (LOSS) TO NET CASH (USED IN) PROVIDED
 BY OPERATING  ACTIVITIES:
   Net income (loss)                                                   $ 68           $ (10)
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
      Share of profits from Local Limited Partnerships                    (68)            --
      Reimbursement by limited partners of non-resident
        income tax withholding paid by the Partnership to the
         state of North Carolina on behalf of limited partners             --              7
      Payment of non-resident income tax withholding to the
         state of Colorado on behalf of limited partners                   (5)            --
      Distributions in excess of investment in Local Limited
        Partnerships                                                       (7)            (1)
      Changes in operating assets and liabilities:
        Increase in administrative and reporting
          fees payable                                                      2              3
        (Decrease) increase in other accrued expenses                      (4)             8
        Total adjustments                                                 (82)            17

Net cash (used in) provided by operating activities                    $ (14)          $ 7

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2004.

FSAB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. Upon adoption of FIN 46, the Partnership determined that its Local Limited Partnership in which it held an investment was not a VIE, and this determination still applies at March 31, 2005.

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At March 31, 2005, the Partnership continues to hold an interest in two Local Limited Partnerships: San Juan del Centro Limited Partnership and Harold House Limited Partnership. On November 22, 2004, Harold House Limited Partnership sold its investment property to a third party for approximately $2,220,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which a third party held, and other liabilities of the property and the Local Limited Partnership. During the three months ended March 31, 2005, the Partnership received a distribution of approximately $125,000. It is anticipated that the Local Limited Partnership will be completely liquidated by June 30, 2005.

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in the Local Limited Partnership reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $25,000 and $32,000 of losses from San Juan del Centro Partnership during the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, the Partnership has not recognized approximately $1,552,000 of its allocated cumulative share of losses from San Juan del Centro Partnership in which its investment has been reduced to zero. During the three months ended March 31, 2005, the Partnership's share of profits from Harold House Limited Partnership was approximately $68,000. Such profits are the result of the reversal of an accrual of approximately $72,000 established upon the sale of Harold House due to actual costs being less than expected. During the three months ended March 31, 2004, the Partnership did not recognize approximately $6,000 of losses from Harold House Limited Partnership as the Partnership had no investment in the Local Limited Partnership at March 31, 2004.

The following are unaudited combined statements of operations for the three months ended March 31, 2005 and 2004 of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships which are prepared on the accrual basis of accounting and supplied by the managing agents of the projects. The condensed combined statement of operations for March 31, 2004 has been restated to reflect the operations of Harold House Limited Partnership, which was sold during 2004, as discontinued operations.

                        COMBINED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                      March 31,
                                                 2005             2004
                                                               (Restated)
                                                    (in thousands)
Rental income                                    $ 202           $ 195
Other income                                        51               42
   Total revenue                                   253              237

Operating expenses                                 152              143
Interest, taxes and insurance                       71               74
Depreciation                                        56               52
   Total expense                                   279              269

Net loss before discontinued operations            (26)             (32)
Loss from discontinued operations                   --               (7)
Gain on sale of discontinued operations             72               --
Net income (loss)                                $ 46            $ (39)

National Housing Partnership Realty
  Fund Two share of net income (loss)            $ 43            $ (38)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the three month periods ended March 31, 2005 and 2004, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $2,000 and $3,000 respectively, for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $450,000 at March 31, 2005. If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of the underlying property of the remaining Local Limited Partnership. No payments were made during the three months ended March 31, 2005.

(4) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the three months ended March 31, 2005 and 2004 the number of limited partnership units decreased by 265 and 384 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the
beginning   of  the  year  or  17,339  and  17,723  units  for  2005  and  2004, respectively.

(5)   CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation matters involving it or the underlying investment property of the Local Limited Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

Liquidity and Capital Resources

As of March 31, 2005, the Partnership retained an interest in two of its original twenty-one Local Limited Partnerships. The property in which one of the Local Limited Partnerships has invested in receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in the remaining Local Limited Partnerships have been reduced to zero as of March 31, 2005. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. If these investments had not been reduced to zero, distributions received would be recorded as distributions from the Local Limited Partnership in the statement of cash flow and would reduce the Partnership's investment on the balance sheet. Distributions of approximately $125,000 comprised of proceeds from the sale of Harold House were received during the three months ended March 31, 2005 of which approximately $7,000 was in excess of the Partnership's investment in Harold House Limited Partnership. A distribution of approximately $1,000 was received during the three months ended March 31, 2004 from a Local Limited Partnership, which was sold several years ago as a result of some remaining cash it had not used. The receipt of distributions in the future is dependent upon the operations of the underlying property of the remaining Local Limited Partnership to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately $128,000 at March 31, 2005 compared to approximately $61,000 at March 31, 2004. Cash and cash equivalents increased approximately $111,000 from December 31, 2004 due to approximately $125,000 of cash provided by investment activities partially offset by approximately $14,000 of cash used in operating activities. Cash provided by investing activities consisted of distributions from the sale of Harold House. Cash used in operating activities consisted of the payment of non-resident income tax withholding to the state of Colorado on behalf of the limited partners and the payment of operating expenses. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand depends upon the future receipt of distributions from the Local Limited Partnerships or proceeds from a sale or refinancing of the underlying property of the remaining Local Limited Partnership. The Partnership's only other form of liquidity is advances from the General Partner. The General Partner will evaluate advancing the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

The Partnership currently owes the General Partner approximately $450,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations. No payments were made during the three months ended March 31, 2005.

On November 22, 2004, Harold House Limited Partnership sold its investment property to a third party for approximately $2,220,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which a third party held, and other liabilities of the property and the Local Limited Partnership. During the three months ended March 31, 2005, the Partnership received a distribution of approximately $125,000. It is anticipated that the Local Limited Partnership will be completely liquidated by June 30, 2005.

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

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At March 31, 2005, the Partnership continued to hold an interest in two Local Limited Partnerships. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are non cash in nature. As of March 31, 2005, the Partnership had no carrying basis in its investment in one of the two Local Limited Partnerships and therefore reflected no results of operations for its share of profits or losses from this Local Limited Partnership.

The Partnership had a net income of approximately $68,000 for the three months ended March 31, 2005, compared to net loss of approximately $10,000 for the three months ended March 31, 2004. Net income per unit of limited partnership was $3.81 for the three months ended March 31, 2005 compared to net loss of $0.56 per limited partnership unit for the three months ended March 31, 2004. The increase in net income for the three months ended March 31, 2005 is attributable to the sale of the property owned by Harold House Limited Partnership. The Partnership recognized approximately $68,000 in income for the three months ended March 31, 2005 relating to the sale of Harold House. The Partnership did not recognize approximately $25,000 of its allocated share of losses from the remaining Local Limited Partnership for the three months ended March 31, 2005, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership's share of losses from the Local Limited Partnership, if not limited to its investment account balance, would have decreased approximately $6,000 between periods. The decrease is primarily due to an increase in total revenues partially offset by an increase in operating expenses of the property owned by the one remaining Local Limited Partnership.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. Upon adoption of FIN 46, the Partnership determined that its Local Limited Partnership in which it held an investment was not a VIE, and this determination still applies at March 31, 2005.

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


                           PART II - OTHER INFORMATION


ITEM 5      OTHER INFORMATION

            None.

ITEM 6      EXHIBITS

            See Exhibit Index.


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


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships,   its   sole   General
                                          Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive
                                          Officer


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: May 13, 2005



                 NATIONAL HOUSING PARTNERSHIP REALTY FUND II
                                  EXHIBIT INDEX


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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





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

Date:  May 13, 2005

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

Date:  May 13, 2005

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


Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund Two (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.