Form 10QSB
period 2005-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2005-11-14
CIK 762859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                                  Balance Sheet
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005


ASSETS
   Cash and cash equivalents                                              $ 137
   Receivables - limited partners                                           207
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                                  --
                                                                          $ 344
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities
   Accrued expenses                                                       $   4
   Administrative and reporting fees payable to
      General Partner (Note 3)                                              455

Partners' capital (deficiency)
   General Partner -- The National Housing
      Partnership (NHP)                                       $ 641
   Original Limited Partner -- 1133 Fifteenth
      Street Two Associates                                     (169)
   Other Limited Partners -- 17,074 investment
      units                                                     (587)      (115)
                                                                          $ 344

         See Accompanying Notes To Consolidated Financial Statements




                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                   2005         2004       2005        2004
REVENUES:
  Share of profits from Local Limited
    Partnerships (Note 2)                          $   --       $  --       $  68        $ --
  Interest income                                      --          --           1          --
                                                       --          --          69          --
COSTS AND EXPENSES:
  Administrative and reporting fees to
    General Partner (Note 3)                            3           3           7           9
  Other operating expenses                              6           2          21          25
                                                        9           5          28          34

(Loss) income from partnership operations              (9)         (5)         41         (34)
Distributions in excess of investment in
  Local Limited Partnerships (Note 2)                  20           2          27           3

NET INCOME (LOSS)                                  $   11       $  (3)      $  68        $ (31)

ALLOCATION OF NET INCOME (LOSS):
  General Partner - NHP                            $   --       $   --      $   1        $  --
  Original Limited Partner - 1133 Fifteenth
    Street Two Associates                              --          --           1          --
  Other limited partners                               11          (3)         66         (31)

                                                   $   11       $  (3)      $  68        $ (31)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
  INTEREST                                         $ .64       $ (.17)    $ 3.81      $ (1.75)

         See Accompanying Notes To Consolidated Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
            Statement of Changes in Partners' Capital (Deficiency)
                                   (Unaudited)
                        (in thousands, except unit data)

                                   The National      1133
                                      Housing     Fifteenth       Other
                                    Partnership   Street Two     Limited
                                       (NHP)      Associates    Partners        Total

Partners' capital (deficiency)
  at December 31, 2004                 $ 640        $ (170)      $ (653)       $ (183)

Net income - nine months ended
  September 30, 2005                        1            1            66            68

Partners' capital (deficiency)
  at September 30, 2005                $ 641        $ (169)      $ (587)       $ (115)

Percentage interest at
  September 30, 2005                      1%           1%           98%         100%
                                          (A)          (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 17,074  investment  units at September  30, 2005 and 17,339 at
      December  31, 2004 (see  "Footnote  4" in Notes to  Financial  Statements;
      "Abandonment of Limited Partnership Units).

         See Accompanying Notes To Consolidated Financial Statements

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
                             Statement of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                       Nine Months Ended
                                                                        September 30,
                                                                      2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Payment of non-resident income tax withholding to the
   states of Colorado and North Carolina on behalf of
   limited partners                                                  $ (5)          $ (27)
  Reimbursement by limited partners of non-resident income
   tax withholding paid by the Partnership to the state of
   North Carolina on behalf of limited partners                          --              7
  Operating expenses paid                                               (21)           (11)
  Interest earned on cash balances                                        1             --
        Net cash used in operating activities                           (25)           (31)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Distributions from Local Limited Partnerships                         145              3

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    120            (28)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         17             53

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 137          $  25

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net income (loss)                                                  $  68          $ (31)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Share of profits from Local Limited Partnerships                  (68)            --
      Distributions in excess of investment in Local Limited
        Partnerships                                                    (27)            (3)
      Changes in operating assets and liabilities:
        Increase in administrative and reporting
           fees payable                                                   7              9
        Increase in receivables - limited partners                       (5)           (20)
        Increase in other accrued expenses                               --             14
        Total adjustments                                               (93)            --

Net cash used in operating activities                                $ (25)         $ (31)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2004.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. Upon adoption of FIN 46, the Partnership determined that its Local Limited Partnership in which it held an investment was not a VIE. During the nine months ended September 30, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status. As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 150 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investment in and receivable from the VIE, which was zero at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At September 30, 2005, the Partnership continues to hold an interest in one Local Limited Partnership: San Juan del Centro Limited Partnership. On November 22, 2004, Harold House Limited Partnership sold its investment property to a third party for approximately $2,220,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which a third party held, and other liabilities of the property and the Local Limited Partnership. During the nine months ended September 30, 2005, the Partnership received distributions of approximately $145,000. The Local Limited Partnership has completely liquidated as of September 30, 2005.

San Juan Del Centro Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note is a nonrecourse note secured by a security interest in the Partnership's interest in the Local Limited Partnership and is subordinated to the respective mortgage note on the property for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the note. The note was due December 20, 1999. The note is in default and the Local Limited Partnership interest is subject to potential foreclosure. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of the respective note, or to repay or refinance the note. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from this uncertainty. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property during the second half of 2006 for a purchase price of $7,000,000.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in the Local Limited Partnership reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $80,000 and $30,000 of losses from San Juan del Centro Partnership during the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, the Partnership has not recognized approximately $1,607,000 of its allocated cumulative share of losses from San Juan del Centro Partnership in which its investment has been reduced to zero. During the nine months ended September 30, 2005, the Partnership's share of profits from Harold House Limited Partnership was approximately $68,000. Such profits are the result of the reversal of an accrual of approximately $72,000 established upon the sale of Harold House due to actual costs being less than expected. During the nine months ended September 30, 2004, the Partnership did not recognize approximately $22,000 of losses from Harold House Limited
Partnership as the Partnership had no investment in the Local Limited Partnership at September 30, 2004.

The following are unaudited combined statements of operations for the three and nine months ended September 30, 2005 and 2004 of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships which are prepared on the accrual basis of accounting and supplied by the managing agents of the projects. The condensed combined statement of operations for the three and nine month periods ended September 30, 2004 has been restated to reflect the operations of Harold House Limited Partnership, which was sold during 2004, as discontinued operations.

                        COMBINED STATEMENTS OF OPERATIONS

                                         Three Months Ended          Nine Months Ended
                                            September 30,              September 30,
                                         2005          2004          2005          2004
                                                    (Restated)                  (Restated)
                                                         (in thousands)
Rental income                            $ 198         $ 201         $ 598        $ 593
Other income                                 47            47           146          135
   Total revenues                           245           248           744          728

Operating expenses                          146           115           432          388
Interest, taxes, and insurance               76            73           225          209
Depreciation                                 56            54           169          162
   Total expenses                           278           242           826          759

Income (loss) before
  discontinued operations                   (33)            6           (82)         (31)
Loss from discontinued
  operations                                 --            --            --          (22)
Gain on sale of discontinued
  operations                                 --            --            72           --
Net income (loss)                        $ (33)         $ 6          $ (10)       $ (53)

National Housing Partnership
  Realty Fund Two share of net
    income (loss)                        $ (33)         $ 6          $ (12)       $ (52)

(3)   TRANSACTIONS WITH THE GENERAL PARTNER

During the nine month periods ended September 30, 2005 and 2004, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $7,000 and $9,000 respectively, for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $455,000 at September 30, 2005. If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of the underlying property of the remaining Local Limited Partnership. No payments were made during the nine months ended September 30, 2005 and 2004.

(4)   ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the nine months ended September 30, 2005 and 2004 the number of limited partnership units decreased by 265 and 384 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the
beginning   of  the  year  or  17,339  and  17,723  units  for  2005  and  2004, respectively.

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

(6)   GOING CONCERN

The San Juan Del Centro Limited  Partnership  note payable is past due (see Note
2). Therefore, there is the possibility that the Partnership will lose its ownership interest in the Local Limited Partnership through foreclosure by the noteholder. Continuation of the Local Limited Partnership's operations in the present form depends on its ability to extend the maturity date of this note or to repay or refinance the note. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property during the second half of 2006 for a purchase price of $7,000,000.

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

Liquidity and Capital Resources

As of September 30, 2005, the Partnership retained an interest in one of its original twenty-one Local Limited Partnerships. The property in which the Local Limited Partnership has invested in receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations given the low level of reserves at the Partnership level. The
General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, investments in the remaining Local Limited Partnerships have been reduced to zero as of September 30, 2005. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. If these investments had not been reduced to zero, distributions received would be recorded as distributions from the Local Limited Partnership in the statement of cash flow and would reduce the Partnership's investment on the balance sheet. Distributions of approximately $145,000 comprised of proceeds from the sale of Harold House were received during the nine months ended September 30, 2005 of which approximately $27,000 was in excess of the Partnership's investment in Harold House Limited Partnership. A distribution of approximately $3,000 was received during the nine months ended September 30, 2004 from a Local Limited Partnership, which was sold several years ago as a result of some remaining cash it had not used. The receipt of distributions in the future is dependent upon the operations of the underlying property of the remaining Local Limited Partnership to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately $137,000 at September 30, 2005 compared to approximately $25,000 at September 30, 2004. Cash and cash equivalents increased approximately $120,000 from December 31, 2004 due to approximately $145,000 of cash provided by investing activities partially offset by approximately $25,000 of cash used in operating activities. Cash provided by investing activities consisted of distributions from the sale of Harold House. Cash used in operating activities consisted of the payment of non-resident income tax withholding to the state of Colorado on behalf of the limited partners and the payment of operating expenses. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand depends upon the future receipt of distributions from the Local Limited Partnerships or proceeds from a sale or refinancing of the underlying property of the remaining Local Limited Partnership. The Partnership's only other form of liquidity is advances from the General Partner. The General Partner will evaluate advancing the Partnership funds as such funds are needed, but is in no way legally obligated to make such advances.

The Partnership currently owes the General Partner approximately $455,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying property of the remaining Local Limited Partnership, rather than through recurring operations. No payments were made during the nine months ended September 30, 2005 and 2004.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. The General Partner is currently evaluating an extension of the Partnership's term and expects to have such extension completed by the end of 2005.

On November 22, 2004, Harold House Limited Partnership sold its investment property to a third party for approximately $2,220,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which a third party held, and other liabilities of the property and the Local Limited Partnership. During the nine months ended September 30, 2005, the Partnership received distributions of approximately $145,000. The Local Limited Partnership has completely liquidated as of September 30, 2005.

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

As a result of the conditions above, there is substantial doubt about the Local Limited Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from this uncertainty. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property during the second half of 2006 for a purchase price of $7,000,000.

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At September 30, 2005, the Partnership continued to hold an interest in one Local Limited Partnership. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are non cash in nature. As of September 30, 2005, the Partnership had no carrying basis in its remaining investment in Local Limited Partnership and therefore reflected no results of operations for its share of profits or losses from the Local Limited Partnership for the three months ended September 30, 2005. However, for the nine months ended September 30, 2005 the Partnership did recognize its share of profits from the investment in Local Limited Partnerships as discussed below.

The Partnership had net income of approximately $68,000 for the nine months ended September 30, 2005, compared to a net loss of approximately $31,000 for the nine months ended September 30, 2004. Net income per unit of limited partnership was $3.81 for the nine months ended September 30, 2005 compared to a net loss of $1.75 per limited partnership unit for the nine months ended
September 30, 2004. The increase in net income for the nine months ended September 30, 2005 is attributable to the sale of the property owned by Harold House Limited Partnership. The Partnership recognized approximately $68,000 in income for the nine months ended September 30, 2005 relating to the sale of Harold House. The Partnership did not recognize approximately $80,000 of its allocated share of losses from the remaining Local Limited Partnership for the nine months ended September 30, 2005, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership's share of losses from the Local Limited Partnership, if not limited to its investment account balance, would have increased approximately $50,000 between periods. The increase is primarily due to an increase in total expenses partially offset by an increase in total revenues of the property owned by the one remaining Local Limited Partnership.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. Upon adoption of FIN 46, the Partnership determined that its Local Limited Partnership in which it held an investment was not a VIE. During the nine months ended September 30, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status. As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 150 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investment in and receivable from the VIE, which was zero at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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


                                    Date: November 14, 2005

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

Date:  November 14, 2005

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

Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund Two (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.