Form 10KSB
period 2005-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2006-03-31
CIK 762859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-14458

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

(Name of small business issuer in its charter)

Maryland	52-1365317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, P.O. Box 1089

Greenville, South Carolina 29601

(Address of principal executive offices)

Issuer's telephone number (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

17,074 Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $99,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2005. No market exists for the limited partnership units of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's business is to hold limited partnership interests in one limited partnership ("Local Limited Partnership") at December 31, 2005, which owns and operates a multi-family rental housing property ("Property") which receives one or more forms of assistance from the Federal Government. One of the partnerships in which the Partnership had invested sold its property during 2004 and completed its liquidation during 2005. NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. See “Item 6. Management’s Discussion and Analysis or Plan of Operation” for information relating to the Partnership’s rights and obligations to make additional contributions or loans to its Local Limited Partnership.

The Partnership's investment objectives are to:

(1)

preserve and protect Partnership capital;

(2)

provide current tax benefits to the Partnership’s limited partners (“Limited Partners”) to the extent permitted by law, including, but not limited to, deductions that Limited Partners may use to offset otherwise taxable income from other sources;

(3)

provide capital appreciation through increase in value of the Partnership's investment, subject to considerations of capital preservation and tax planning; and

(4)

provide potential cash distributions from sales or refinancings of the Partnership's investment and, on a limited basis, from operations.

The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by the General Partner.

The following is a schedule of the Property owned by the Local Limited Partnership in which the Partnership is a limited partner:

SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO HAS AN INVESTMENT

				Occupancy
			Units Authorized	Percentage
		Financed, Insured	for Rental	for the Year Ended
Property Name, Location	Number of	and Subsidized	Assistance Under	December 31,
and Partnership Name	Units	Under	Section 8	2005	2004

Harold House	(B)	(B)	(B)	(B)	(B)
Jacksonville, Florida
(Harold House Limited
Partnership)

San Juan del Centro	150	(A)	150	100%	99%
Boulder, Colorado
(San Juan del Centro Limited
Partnership)

(A)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)

Property sold in November 2004.

Ownership Percentages

The following details the Partnership's ownership percentages of the remaining Local Limited Partnership and the cost of acquisition of such ownership. The interest is a limited partner interest. Also included is the total mortgage encumbrance, note payable, and accrued interest on the property for the Local Limited Partnership as of December 31, 2005 (dollar amounts in thousands):

NHP Realty
	Fund Two	Cost of		Note Payable
	Percentage	Ownership	Mortgage	and Accrued
Partnership	Ownership	Interest	Note	Interest (A)
San Juan del Centro L.P.	94.5%	$ 799	$ 947	$4,220

(A)

See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details.

Although the Local Limited Partnership in which the Partnership has invested owns an apartment complex, which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Property from market competition.

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

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD’s rental assistance under Section 8 of the United States Housing Act of 1937 (“Section 8") after the expiration of their original Section 8 contracts. This legislation will affect 100% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the “1997 Housing Act”). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market.  This will be accomplished in various ways, the goal being to reduce

Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years.  In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the “Housing Acts”) permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD.  While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the property owned by the Local Limited Partnership, there can be no assurance that the legislation will not significantly and adversely affect the operations of the property of the Local Limited Partnership.

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

		Subsidized Units	Subsidized Units
		Expiring as a	Expiring as a
	Number of	Percentage of Total	Percentage of
	Units	Subsidized Units	Total Units

July 2006	150	100%	100%

All of the units which receive rent subsidies from Section 8 have contracts which expire during the year ending December 31, 2006. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an “OCAF”) or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an “exception rent” level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program.  For the property assisted by Section 8, but not subject to these provisions (including, but not limited to, the property which does not have an underlying HUD insured mortgage, or had been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase.  In addition, the property can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of the Local Limited Partnership’s intention to opt out of the program prior to contract termination.

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

HUD Approval and Enforcement

The property owned by the Local Limited Partnership is subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and the HUD-assisted properties as well as the principals (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as “2530 Clearance.” HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of a HUD-assisted property.

Management believes that the Local Limited Partnership’s property is covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Item 2.

Property

See "Item 1. Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in the Local Limited Partnership.

Item 3.

Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation matters involving it or the underlying investment property of the Local Limited Partnership in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

Item 4.

Submission of Matters to a Vote of Security Holders

On November 22, 2005, the Partnership sought the vote of the limited partners to an amendment (the “Amendment”) of the Agreement of Limited Partnership (the “Partnership Agreement”), to extend the term of the Partnership from December 31, 2005 to December 31, 2006, to permit sales of the Partnership’s property or the property of the Partnership’s operating partnerships to the General Partner of the Partnership and approval of the proposed sale of San Juan del Centro Apartments to AIMCO Equity Services, Inc., an affiliate of the General Partner.

On January 27, 2006, the consent solicitation expired pursuant to its terms. The consent of the requisite number of limited partners was received. Accordingly, the Partnership Agreement has been amended to extend the term of the Partnership from December 31, 2005 to December 31, 2006, to permit sales of the Partnership’s property or the property of the Partnership’s operating partnerships to the General Partner of the Partnership and approval of the proposed sale of San Juan del Centro Apartments to AIMCO Equity Services, Inc., an affiliate of the General Partner.

PART II

Item 5.

Market for the Registrant's Partnership Interests and Related Partnership Matters

(a)

Units in the Partnership were sold through a public offering. There is no established market for resale of the units in the Partnership. Accordingly, an investor may be unable to sell or otherwise dispose of his interest in the Partnership.

(b)

As of December 31, 2005, there were 1,087 registered holders of 17,074 limited partnership units (in addition to 1133 Fifteenth Street Two Associates - See "Item 7. Financial Statements - Note 1"). During the year ended December 31, 2005, 265 units were abandoned.

(c)

No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 2005.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

As of December 31, 2005, the Partnership retained an interest in one of its original twenty-one Local Limited Partnerships. The property in which the Local Limited Partnership has invested receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership’s ability to transfer funds to the Partnership in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership’s ability to meet its cash obligations given the low level of reserves at the Partnership level. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

Distributions received in excess of investment in the Local Limited Partnership represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership’s investment, the investment in the Local Limited Partnership has been reduced to zero as of December 31, 2005. For this investment, cash distributions received are recorded in income as distributions are received in excess of investment in the Local Limited Partnership. If this investment had not been reduced to zero, distributions received would be recorded as distributions from the Local Limited Partnership in the statement of cash flow and would reduce the Partnership's investment on the balance sheet. A distribution of approximately $147,000 comprised of proceeds from the 2004 sale of Harold House were received during the year ended December 31, 2005 of which approximately $29,000 was in excess of the Partnership’s investment in Harold House Limited Partnership. A distribution of approximately $3,000 was received during the year ended December 31, 2004 from a Local Limited Partnership, which was sold several years ago as a result of some remaining cash it had not used. The receipt of distributions in the future is dependent upon the operations of the underlying property of the Local Limited Partnership to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately $136,000 at December 31, 2005 compared to $17,000 at December 31, 2004. The increase of approximately $119,000 was due to approximately $147,000 of cash provided by investing activates partially offset by approximately $28,000 of cash used in operating activities. Cash provided from investing activities consisted of distributions from the 2004 sale of Harold House. Cash used in operating activities consisted of the payment of non-resident income tax withholding to the state of Colorado on behalf of limited partners, and other operating expenses. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand depends upon the future receipt of distributions from the remaining Local Limited Partnership or proceeds from a sale or refinancing of the underlying property of the remaining Local Limited Partnership. The Partnership's only other form of liquidity is advances from the General Partner. The General Partner will evaluate advancing the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

On November 22, 2004, Harold House Limited Partnership sold its investment property to a third party for approximately $2,220,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which a third party held, and other liabilities of the property and the Local Limited Partnership. During the year ended December 31, 2005, the Partnership received a distribution of approximately $147,000. The Local Limited Partnership has completely liquidated as of December 31, 2005.

San Juan Del Centro Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note was subsequently purchased by an affiliate of the Partnership. The note is a nonrecourse note secured by a security interest in the Partnership’s interest in the Local Limited Partnership and is subordinated to the respective mortgage note on the property for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the note. The note was due December 20, 1999. The note is in default and the Local Limited Partnership interest is subject to potential foreclosure. Continuation of the Local Limited Partnership’s operations in the present form is dependent on its ability to extend the maturity date of the respective note, or to repay or refinance the note.

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

As of December 31, 2005, the Partnership owes the General Partner approximately $456,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying property of the Local Limited Partnership rather than through recurring operations. There were no payments during the years ended December 31, 2005 and 2004.

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At December 31, 2005, the Partnership continued to hold an interest in one Local Limited Partnership. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature. However, as of December 31, 2005, the Partnership had no carrying basis in its investment in the remaining Local Limited Partnership and, therefore, reflected no results of operations for its share of profits or losses from the Local Limited Partnership.

The Partnership had net income of approximately $65,000 for the year ended December 31, 2005, compared to net income of approximately $19,000 for the year ended December 31, 2004. Net income per other limited partnership unit was $3.63 for the year ended December 31, 2005 compared to net income of $1.07 per other limited partnership unit for the year ended December 31, 2004. The increase in net income for the year ended December 31, 2005 is attributable to the 2004 sale of the property owned by Harold House Limited Partnership. The Partnership recognized approximately $68,000 in income for the year ended December 31, 2005 relating to the sale of Harold House. The additional income recognized during 2005 is the result of costs previously reserved for during 2004 being less than anticipated. The Partnership did not recognize approximately $113,000 of its allocated share of losses from San Juan Del Centro Local Limited Partnership for the year ended December 31, 2005 and did not recognize approximately $64,000 of its allotted share of losses from San Juan Del Centro Local Limited Partnership for the year ended December 31, 2004, as the Partnership’s net carrying basis in San Juan Del Centro Local Limited Partnership had been reduced to zero for the respective periods. The Partnership’s share of losses from the Local Limited Partnership, if not limited to its investment account balance, would have increased approximately $49,000 between periods. The increase is primarily due to an increase in total expenses partially offset by an increase in total revenues of the property owned by the one remaining Local Limited Partnership. During the year ended December 31, 2004 the Partnership recognized approximately $50,000 of profits from its investment in Harold House Limited Partnership. The profits recognized are comprised of the Partnership’s share of the profits of Harold House Limited Partnership of approximately $409,000 offset against the prior years’ net losses not taken of approximately $359,000.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  Upon adoption of FIN 46, the Partnership determined that its Local Limited Partnership in which it held an investment was not a VIE.  During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 150 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was zero at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Item 7.

Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To The Partners of

National Housing Partnership Realty Fund Two

Indianapolis, Indiana

We have audited the accompanying balance sheet of National Housing Partnership Realty Fund Two (the Partnership) as of December 31, 2005, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit San Juan Del Centro Limited Partnership for the years ended December 31, 2005 or 2004. These financial statements have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to the amounts included for this investee, it is based solely on their reports.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund Two at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with U. S. generally accepted accounting principles.

As discussed in Note 8 to the financial statements, the due date of the Local Limited Partnership’s note payable has expired, and therefore, the note is in default. Continuation of the Local Limited Partnership’s operations in its present form is dependent on its ability to extend the maturity date of this note or repay or refinance the note. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Indianapolis, Indiana

March 27, 2006

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Balance Sheet

December 31, 2005

(in thousands, except unit data)

ASSETS
Cash and cash equivalents	$ 136
Investments in and advances to Local Limited
Partnership (Note 2)	--
Receivables – limited partners	207
$ 343

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
Liabilities:
Accrued expenses	$ 5
Administrative and reporting fees payable to
General Partner (Note 3)	456
461
Partners' capital (deficiency):
General Partner	641
Original Limited Partner	(169)
Other Limited Partners – 17,074 investment units	(590)
(118)
$ 343

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statements of Operations

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
REVENUES:
Share of profits from Local Limited Partnership (Note 2)	$ 68	$ 50
Interest income	2	--
	70	50
COSTS AND EXPENSES:
Administrative and reporting fees to General Partner
(Note 3)	8	11
Other operating expenses	26	23
	34	34

Income from partnership operations	36	16
Distribution in excess of investment in Local Limited
Partnerships (Note 2)	29	3

NET INCOME	$ 65	$ 19

ALLOCATION OF NET INCOME
General Partner	$ 1	$ --
Original Limited Partner	1	--
Other Limited Partners	63	19

	$ 65	$ 19
PER LIMITED PARTNERSHIP UNIT:
NET INCOME PER OTHER LIMITED PARTNERSHIP UNIT	$ 3.63	$ 1.07

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statements Changes of Partners' Capital (Deficiency)

(in thousands, except unit data)

		1133
	The National	Fifteenth	Other
	Housing	Street Two	Limited
	Partnership	Associates	Partners	Total

Capital (deficiency) at
January 1, 2004	$ 640	$ (170)	$ (672)	$ (202)

Net income for the year ended
December 31, 2004	--	--	19	19

Capital (deficiency) at
December 31, 2004	640	(170)	(653)	(183)

Net income for the year ended
December 31, 2005	1	1	63	65

Capital (deficiency) at	$ 641	$ (169)	$ (590)	$ (118)
December 31, 2005

Percentage interest at
December 31, 2005 and 2004	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 17,074 and 17,339 investment units at December 31, 2005 and 2004, respectively. See "Note 4" for further information.

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest earned on cash balances	$ 2	$ --
Payment of non-resident income tax withholding to the
state of Colorado on behalf of limited partners	(5)	(27)
Reimbursement by limited partners of non-resident income
Tax withholding paid by the Partnership to the State of
North Carolina on behalf of limited partners	--	7
Operating expenses paid	(25)	(19)
Net cash used in operating activities	(28)	(39)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Distributions from Local Limited Partnerships	147	3

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119	(36)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17	53

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 136	$ 17

RECONCILIATION OF NET INCOME TO NET CASH USED IN
OPERATING ACTIVITIES:
Net income	$ 65	$ 19
Adjustments to reconcile net income to net cash
used in operating activities:
Share of profits from Local Limited Partnerships	(68)	(50)
Distributions in excess of investment in Local Limited
Partnerships	(29)	(3)
Changes in operating assets and liabilities:
Increase in administrative and reporting
fees payable	8	11
Increase in receivables – limited partners	(5)	(20)
Increase in other accrued expenses	1	4
Total adjustments	(93)	(58)
Net cash used in operating activities	$ (28)	$ (39)

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Notes to Financial Statements

December 31, 2005

(1)

SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

National Housing Partnership Realty Fund Two (the “Partnership”) is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on January 22, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership units and then investing in limited partnerships ("Local Limited Partnerships"), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD").

The General Partner was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 18,300 interests at a price of $1,000 per interest. During 1985, the sale of units was closed after the sale of 18,300 units to limited partners.

During 1985, the Partnership acquired 94.5% (98% with respect to allocation of losses) of the limited partnership interests in twenty-one Local Limited Partnerships. At December 31, 2005, the Partnership retained an ownership interest in one of the original Local Limited Partnerships.

On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation and a publicly held real estate investment trust (“AIMCO” and, together with its subsidiaries and other controlled entities, the “AIMCO Group”), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation (“NHP Partners”), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership (“NHP Partners Two”). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation (“NCHP”), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership (“NHP” or the “General Partner”). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Partnership. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Partnership and, therefore, may be deemed to have acquired control of the Partnership.

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Two Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

Investment in the Local Limited Partnership is accounted for by using the equity method and thus is carried at cost less the Partnership's share of the Local Limited Partnership’s losses and distributions plus the Partnership’s share of the Local Limited Partnership’s income (see "Note 2"). An investment account is maintained for the limited partnership investment and losses are not taken once an investment account has been decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnership and HUD to the extent of surplus cash as defined by HUD. Distributions received from the Local Limited Partnership in which the Partnership's investment account has been decreased to zero are recorded as revenue in the year received. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. Advances to the Local Limited Partnership are included with Investments in the Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

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

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  Upon adoption of FIN 46, the Partnership determined that its Local Limited Partnership in which it held an investment was not a VIE.  During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 150 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was zero at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

(2)

INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At December 31, 2005, the Partnership continues to hold an interest in one Local Limited Partnership: San Juan del Centro Limited Partnership.

On November 22, 2004, Harold House Limited Partnership sold its investment property to a third party for approximately $2,220,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which a third party held, and other liabilities of the property and the Local Limited Partnership. During the year ended December 31, 2005, the Partnership received distributions of approximately $147,000 relating to the sale.  The Local Limited Partnership was completely liquidated by December 31, 2005.

San Juan Del Centro Limited Partnership has a note which was executed by the Local Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. The note bears simple interest at the rate of 9% per annum. The note is a nonrecourse note secured by a security interest in all partnership interests in the respective Local Limited Partnership and is subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership’s surplus cash, as defined by the respective HUD Regulatory Agreement. The note may be repaid in whole or in part at any time without penalty. Neither the Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of the note. The note is in default and the Local

Limited Partnership’s interest is subject to potential foreclosure. The note has been purchased by an affiliate of the Partnership. Continuation of the Local Limited Partnership’s operation in the present form depends on its ability to extend the maturity date of the respective note, or to repay or refinance the note.  The financial statements do not include any adjustments which might result from the outcome of this uncertainty. The Local Limited Partnership is actively attempting to sell the net assets. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property during the second half of 2006 for a purchase price of $7,000,000.

The note matured as follows (in thousands):

Local Partnership	Due Date	Note Amount	Accrued Interest

San Juan Del Centro Limited Partnership	12/20/99	$1,458	$2,762

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement, the investment is accounted for using the equity method. Thus, the investment is carried at cost less the Partnership's share of the Local Limited Partnership’s losses and distributions plus the Partnership’s share of Local Limited Partnership income. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, and is not otherwise committed to provide additional support, it does not recognize losses once its investment in the Local Limited Partnership reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, income reported by a Local Limited Partnership is not recognized by the Partnership until such income equals losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $113,000 of losses from San Juan Del Centro Limited Partnership during 2005. During the year ended December 31, 2005, the Partnership’s share of profits from Harold House Limited Partnership was approximately $68,000. During the year ended December 31, 2004, the Partnership did not recognize approximately $64,000 of losses from San Juan Del

Centro Limited Partnership. During the year ended December 31, 2004, the Partnership’s share of profits from Harold House Limited Partnership was approximately $409,000 offset against prior years losses not taken of approximately $359,000. As of December 31, 2005 and 2004, the Partnership has not recognized approximately $1,640,000 and $1,527,000, respectively, of its allocated cumulative share of losses from San Juan Del Centro Limited Partnership in which its investment has been reduced to zero.

At December 31, 2005, there were no advances to the Local Limited Partnership owed to the Partnership.

Summaries of the balance sheet of the aforementioned Local Limited Partnership as of December 31, 2005 and the combined results of operations for the years ended December 31, 2005 and 2004, are as follows:

CONDENSED BALANCE SHEET
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
December 31, 2005
Assets:
Land	$ 780
Buildings and improvements, net of accumulated
depreciation of approximately $3,064	2,094
Other	861

$ 3,735
Liabilities:
Mortgage note payable	$ 947
Note payable – affiliate	1,458
Accrued interest on note payable - affiliate	2,762
Other liabilities	371

Partners' Deficit:
National Housing Partnership Realty Fund Two	(1,640)
Other partners	(163)
(1,803)

$ 3,735

CONDENSED COMBINED STATEMENTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIPS
(in thousands)
	Years Ended December 31,
	2005	2004
Revenues	$ 1,033	$ 970

Expenses:
Operating expenses	583	507
Interest, taxes and insurance	339	312
Depreciation	226	217
	1,148	1,036

Loss from continuing operations	(115)	(66)
Loss from discontinued operations	--	(63)
Gain on sale of discontinued operations	72	499

Net (loss) income	$ (43)	$ 370

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. The Local Limited Partnership operates a rental housing project organized under Section 236 of the National Housing Act. The Local Limited Partnership receives some form of rental assistance from HUD. During the year ended December 31, 2005 and 2004, the projects received a total of approximately $205,000 and $644,000, respectively, of rental assistance from HUD.

Regulation of Affordable Housing

The Federal Housing Administration ("FHA") has contracted with the subsidized rental project under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnership on behalf of qualified tenants. The terms of the agreement are for one year with annual renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD’s rental assistance under Section 8 of the United States Housing Act of 1937 (“Section 8") after the expiration of their original Section 8 contracts. This legislation will affect 100% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the “1997 Housing Act”). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the “Housing Acts”) permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD.  While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the property owned by the Local Limited Partnership, there can be no assurance that the legislation will not significantly and adversely affect the operations of the property of the Local Limited Partnership.

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

		Subsidized Units	Subsidized Units
		Expiring as a	Expiring as a
	Number of	Percentage of Total	Percentage of
	Units	Subsidized Units	Total Units

July 2006	150	100%	100%

All of the units which receive rent subsidies from Section 8 have contracts which will expire during the year ending December 31, 2006. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an “OCAF”) or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an “exception rent” level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program.  For the property assisted by Section 8, but not subject to these provisions (including, but not limited to, the property which does not have an underlying HUD insured mortgages, or which has been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, the property can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership’s intention to opt out of the program prior to contract termination.

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

(3)

TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $8,000 and $11,000 during 2005 and 2004, respectively. The balance owed to the General Partner for these fees is approximately $456,000 as of December 31, 2005.

If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of the underlying property of the remaining Local Limited Partnership. No payments were made during 2005 or 2004 for these fees.

An affiliate of the General Partner is the project management agent for the projects. The management agent and other affiliates earned approximately $95,000 and $135,000 for management fees and other services provided to the Local Limited Partnerships during 2005 and 2004, respectively.

(4)

ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the years ended December 31, 2005 and 2004 the number of limited partnership units decreased by 265 units and 384 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations for 2005 and 2004 is calculated based on the number of units outstanding at the beginning of the year or 17,339 units for 2005 and 17,723 units for 2004.

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

A reconciliation follows (in thousands):

	Years Ended December 31,
	2005	2004

Net income per financial statements	$ 65	$ 19

Add (deduct):
Partnership's share of Local Limited
Partnerships' income	(69)	657
Other	55	(39)

Income per tax return	$ 51	$ 637

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net (liabilities) assets at December 31, 2005 (in thousands):

Net liabilities as reported	$ (118)

Add (deduct):
Investment in Partnership	734
Other	179

Net assets - Federal tax basis	$ 795

(6)

ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALE OR REFINANCING

Cash received from the sale or refinancing of any underlying property of the Local Limited Partnership, after payment of the applicable mortgage debt, payment of the deferred acquisition note and the payment of all expenses related to the transaction, is to be distributed in the following manner:

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

(7)

CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation matters involving it or the underlying investment property of the Local Limited Partnership in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

(8)

GOING CONCERN

The San Juan Del Centro Limited Partnership note payable is past due (see Note 2). Therefore, there is the possibility that the Partnership will lose its ownership interest in the Local Limited Partnership through foreclosure by the noteholder. The noteholder is an affiliate of the Partnership. Continuation of the Local Limited Partnership’s operations in the present form depends on its ability to extend the maturity date of this note or to repay or refinance the note. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property during the second half of 2006 for a purchase price of $7,000,000.

(9)

REAL ESTATE AND ACCUMULATED DEPRECIATION OF THE LOCAL LIMITED PARTNERSHIP IN WHICH NHP REALTY FUND TWO HAS INVESTED

Cost
	Initial Cost			Capitalized
	To Local Limited			Subsequent
	Partnership			to Acquisition
	(in thousands)			(in thousands)

Buildings
and Related
Personal
Description	Encumbrances	Land	Property	Improvements

San Juan Del Centro
Limited Partnership	(1)	$ 725	$ 3,360	$ 1,853

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total(2)	Depreciation	Construction	Acquired	Life-Years
			(3)	(3)
				(in thousands)
San Juan Del Centro
Limited Partnership	$ 780	$ 5,158	$ 5,938	$(3,064)	1970	04/85	5-50

(1)

Schedule of Encumbrances (in thousands)

Notes
Payable and
	Mortgage	Accrued
Partnership Name	Notes	Interest	Total

San Juan del Centro Limited Partnership	$ 947	$ 4,220	$ 5,167

(2)

The unaudited aggregate cost of real estate for Federal income tax purposes at December 31, 2005 is approximately $5,841,000, and accumulated depreciation for Federal income tax purposes at December 31, 2005 is approximately $4,584,000.

(3)

Reconciliation of real estate (in thousands)

	Years Ended December 31,
	2005	2004

Balance at beginning of year	$ 5,845	$ 8,964
Improvements	93	387
Disposals of rental properties	--	(3,506)
Balance at end of year	$ 5,938	$ 5,845

Reconciliation of accumulated depreciation (in thousands)

	2005	2004

Balance at beginning of year	$ 2,838	$ 4,415
Depreciation expense for the year	226	426
Disposals of rental properties	--	(2,003)
Balance at end of year	$ 3,064	$ 2,838

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

Three individuals comprise the Board of Directors of NCHP.

Jeffrey W. Adler	44	Director and Executive Vice President
David R. Robertson	40	Director, President and Chief Executive
		Officer

Jeffrey W. Adler has been a Director and an Executive Vice President of the General Partner since February 2004.  Mr. Adler was appointed Executive Vice President, Conventional Property Operations of AIMCO in February 2004.  Previously he served as Senior Vice President of Risk Management and Marketing of AIMCO from 2002 to 2004.  Prior to joining AIMCO from 2000 to 2002, Mr. Adler was Vice President, Property/Casualty for Channelpoint, a software company.

David R. Robertson has been a Director and President and Chief Executive Officer of the General Partner since February 2004.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios.  Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Martha L. Long	46	Senior Vice President
Harry G. Alcock	43	Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief
		Accounting Officer
Stephen B. Waters	44	Vice President

Jeffrey Adler		See “Directors of NCHP”.
David R. Robertson		See “Directors of NCHP”.

Martha L. Long has been Senior Vice President of the General Partner since February 2004.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities.  From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner.  During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibly for partnership accounting with AIMCO.

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

NHP is also the sole general partner of NHP Investment Partners I and NHP Investment Partners III. NHP Investment Partners I, a limited partnership, holds a 4.5% limited partnership interest (1% for allocation of losses) in the remaining Local Limited Partnership. Prior to the admittance of the Partnership into the Local Limited Partnerships, NHP Investment Partners I and NHP Investment Partners III held a 1% general partnership interest and 98% limited partnership interest in the Local Limited Partnerships.

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership units as of December 31, 2005.

Name of Beneficial Owner	Number of Units	% of Class

AIMCO and affiliates	1,949	11.42%
(affiliates of the General Partner)

The business address of AIMCO is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12.

Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $8,000 and $11,000 during 2005 and 2004, respectively. The balance owed to the General Partner for these fees is approximately $456,000 as of December 31, 2005.

If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of the underlying property of the remaining Local Limited Partnership. No payments were made during 2005 or 2004 for these fees.

An affiliate of the General Partner is the project management agent for the projects. The management agent and other affiliates earned approximately $92,000 and $135,000 for management fees and other services provided to the Local Limited Partnerships during 2005 and 2004, respectively.

Item 13.

Exhibits

See Exhibit Index

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $17,000 and $18,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $4,000 and $3,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
(Registrant)
By: The National Housing Partnership,
Its sole General Partner

By: National Corporation for Housing
Partnerships, its sole General Partner

By: /s/David R. Robertson
David R. Robertson
Director, President and Chief
Executive Officer

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2006

In accordance with this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/Jeffrey W. Adler	Director and Executive Vice	Date: March 31, 2006
Jeffrey W. Adler	President

/s/David R. Robertson	Director, President and	Date: March 31, 2006
Martha L. Long	Chief Executive Officer

/s/Stephen B. Waters	Vice President	Date: March 31, 2006
Stephen B. Waters

EXHIBIT INDEX

Exhibit

3.1

Amendment to the Limited Partnership Agreement dated February 14, 2006 is incorporated herein.

 31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1

Certification of Chief Executive Officer and equivalent of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Independent Auditors Report for San Juan Del Centro Apartments.

99.2

Independent Auditors Report for San Juan Del Centro Apartments.

Exhibit 3.1

CERTIFICATE OF AMENDMENT

TO THE

AMENDED AND RESTATED CERTIFICATE AND

AGREEMENT OF LIMITED PARTNERSHIP

OF

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

(A Maryland Limited Partnership)

This AMENDMENT (the “Amendment”), dated as of February 14, 2006, to the AMENDED AND RESTATED CERTIFICATE AND AGREEMENT OF LIMITED PARTNERSHIP (the “Partnership Agreement”) of NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO, a Maryland limited partnership (the “Partnership”), is entered into by the undersigned.

WITNESSETH:

WHEREAS, pursuant to Section 10.6 of the Partnership Agreement, the consent of limited partners who own more than 50% of the outstanding units of limited partnership interest in the Partnership (“Majority in Interest”) is required to effect certain amendments to the Partnership Agreement;

WHEREAS, The National Housing Partnership, the general partner of the Partnership (the “General Partner”) submitted a consent solicitation dated November 22, 2005 to the Limited Partners seeking support for, among other things, (i) a proposed amendment to the Partnership Agreement to permit sales of the Partnership’s property or the property of the Partnership’s operating partnerships to the General Partner or its affiliates (the “Affiliate Sale Amendment”); and (ii) a proposed amendment to the Partnership Agreement to extend the term of the Partnership from December 31, 2005 to December 31, 2006 (the “Term Extension Amendment”) (together, the “Consent Solicitation Statement”);

WHEREAS, the General Partner has received the consent of a Majority in Interest to effect the Affiliate Sale Amendment and Term Extension Amendment (collectively, the “Amendments”), and desires to effect such Amendments; and

WHEREAS, in accordance with the Partnership Agreement and applicable laws of the State of Maryland, the General Partner may execute this Amendment to the Partnership Agreement on behalf of the Partnership.

NOW, THEREFORE, the Partnership Agreement is hereby amended as follows:

1.

Section 2.4 of the Partnership Agreement is hereby amended and restated to read in its entirety as follows:

“The Partnership shall have a term commencing on March 15, 1985, and continuing until December 31, 2006, unless terminated prior thereto pursuant to the provisions hereof.”

Section

 5.3(b)         2. Section 5.3(b) of the Partnership Agreement is hereby amended and restated in its entirety as follows:

“(b)  The General Partner or any Affiliate shall not have the right to contract or otherwise deal with the Partnership or any Local Limited Partnership for the sale or lease of property, goods or services or the lending of money to a Local Limited Partnership or the Local General Partners, except for (i) the purchase of a Property by an Affiliate of the General Partner, (ii) Property Management services, (iii) loans made by, or guaranteed by, the General Partner or its Affiliates, the interest rate on which shall be two percentage points above the prime rate quoted by The Chase Manhattan Bank, N.A., New York, New York from time to time, provided that if the loan is made directly by the General Partner, the interest rate shall not exceed the lesser of the aforesaid rate or the rate charged by unrelated lending institutions on comparable loans for the same purposes, and (iv) those dealings, contracts or provision of services described in this Agreement or in the Registration Statement.  Other than as permitted and required in the Prospectus, all services rendered to the Partnership or a Local Limited Partnership by the General Partner or any Affiliates shall be rendered pursuant to a written contract which shall contain a clause allowing termination without penalty on sixty (60) days written notice or such other provisions as may be required by an Agency.  The General Partner may be reimbursed for the actual cost of goods and materials used for or by the Partnership and obtained from entities unaffiliated with the General Partner.  The General Partner may be reimbursed for administrative services necessary to the operation of the Partnership provided that the reimbursement shall be at the lower of the General Partner’s actual cost or the amount the Partnership would be required to pay to independent parties for comparable administrative services in the same geographic location.  Any payment made to the General Partner or any Affiliate for such goods, services or loans shall be fully disclosed to all Limited Partners in the reports required hereunder.  Neither the General Partner nor any Affiliate shall, by the making of lump-sum payments to any other Person for disbursement by such other Person, circumvent the provisions of this Section 5.3(b) or Section 5.3(c).  Without limiting the generality of the foregoing, the General Partner shall have the right, power and authority, on behalf of the Partnership or any Local Limited Partnership to sell any Property to any Affiliate of the General Partner.”

3.

Except as amended and modified by this Amendment, all other terms of the Partnership Agreement shall remain unchanged.

4.

This Amendment shall be governed by and construed as to validity, enforcement, interpretations, construction, effect and in all other respects by the internal laws of the State of Maryland.

5.

All capitalized terms used herein but not otherwise defined herein shall have the meanings ascribed to them in the Partnership Agreement.

[Signature on following page]

IN WITNESS WHEREOF, the General Partner has caused this Amendment to be duly executed and its signature hereunto affixed by a duly authorized representative as of the day and year first above written.

THE NATIONAL HOUSING PARTNERSHIP

By:

National Corporation for Housing

Partnerships, its General Partner

By:    /s/Martha Long

      Name:  Martha Long

      Title: Senior Vice President

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

Date:  March 31, 2006

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

Date:  March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Housing Partnership Realty Fund Two (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

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

Independent Auditors’ Report

To the Partners

San Juan Del Centro Limited Partnership

We have audited the accompanying balance sheet of San Juan Del Centro Limited Partnership, a Limited Partnership, Project Number 101-44018, as of December 31, 2005, and the related statements of profit and loss, changes in partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Juan Del Centro Limited Partnership as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 2006 on our consideration of San Juan Del Centro Limited Partnership’s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated January 23, 2006 on San Juan Del Centro Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Carter & Company

Destin, Florida

January 23, 2006

Exhibit 99.2

Carter & Company

Certified Public Accountants, LLC

543 Highway 98 East

Suite 201

Destin, Florida 32541

Phone:  850-650-0125

Fax:  850-650-0126

Independent Auditors’ Report

To the Partners

San Juan Del Centro Limited Partnership

We have audited the accompanying balance sheet of San Juan Del Centro Limited Partnership, a Limited Partnership, Project Number 101-44018, as of December 31, 2004, and the related statements of profit and loss, changes in partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 15, 2005 on our consideration of San Juan Del Centro Limited Partnership’s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Carter & Company

Destin, Florida

January 15, 2005