Form 10QSB
period 2006-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2006-05-12
CIK 762859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Balance Sheet

(Unaudited)

(in thousands, except unit data)

March 31, 2006

ASSETS
Cash and cash equivalents		$ 119
Prepaid expenses		3
Receivables – limited partners		210
Investments in and advances to Local Limited
Partnerships (Note 2)		--
		$ 332

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
Liabilities
Administrative and reporting fees payable to
General Partner (Note 3)		$ 458

Partners' capital (deficiency)
General Partner -- The National Housing
Partnership (NHP)	$ 641
Original Limited Partner -- 1133 Fifteenth
Street Two Associates	(169)
Other Limited Partners -- 17,074 investment
units	(598)	(126)
		$ 332

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statements of Operations

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
REVENUES:
Share of profits from Local Limited Partnerships (Note 2)	$ --	$ 68
Interest income	1	--
	1	68
COSTS AND EXPENSES:
Administrative and reporting fees to General Partner (Note 3)	2	2
Other operating expenses	7	5
	9	7

(Loss) income from partnership operations	(8)	61
Distributions in excess of investment in Local Limited
Partnerships (Note 2)	--	7

NET (LOSS) INCOME	$ (8)	$ 68

ALLOCATION OF NET (LOSS) INCOME:
General Partner - NHP	$ --	$ 1
Original Limited Partner - 1133 Fifteenth Street Two
Associates	--	1
Other limited partners	(8)	66

	$ (8)	$ 68

NET (LOSS) INCOME PER OTHER LIMITED PARTNERSHIP UNIT	$(0.47)	$ 3.81

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statement of Changes in Partners' Capital (Deficiency)

(Unaudited)

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street Two	Limited
	(NHP)	Associates	Partners	Total

Partners' capital (deficiency)
at December 31, 2005	$ 641	$ (169)	$ (590)	$ (118)

Net loss - three months ended
March 31, 2006	--	--	(8)	(8)

Partners' capital (deficiency)
at March 31, 2006	$ 641	$ (169)	$ (598)	$ (126)

Percentage interest at
March 31, 2006	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 17,074 investment units at March 31, 2006 and December 31, 2005 (see "Note 4" in Notes to Financial Statements; "Abandonment of Limited Partnership Units).

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest earned on cash balance	$ 1	$ --
Operating expenses paid	(15)	(9)
Payment of non-resident income tax withholding to the
state of Colorado on behalf of limited partners	(3)	(5)
Net cash used in operating activities	(17)	(14)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Distributions from Local Limited Partnerships	--	125

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17)	111

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136	17

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 119	$ 128

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN
OPERATING ACTIVITIES:
Net (loss) income	$ (8)	$ 68
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Share of profits from Local Limited Partnerships	--	(68)
Payment of non-resident income tax withholding to the
state of Colorado on behalf of limited partners	(3)	(5)
Distributions in excess of investment in Local Limited
Partnerships	--	(7)
Changes in operating assets and liabilities:
Increase in administrative and reporting
fees payable	2	2
Decrease in other accrued expenses/prepaid expenses	(8)	(4)
Total adjustments	(9)	(82)

Net cash used in operating activities	$ (17)	$ (14)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2005.

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

During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 150 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was zero at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

(2)

INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships.  At March 31, 2006, the Partnership continues to hold an interest in one Local Limited Partnership: San Juan del Centro Limited Partnership. On November 22, 2004, Harold House Limited Partnership sold its investment property to a third party for approximately $2,220,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which a third party held, and other liabilities of the property and the Local Limited Partnership. During the three months ended March 31, 2005, the Partnership received distributions of approximately $125,000. The Local Limited Partnership was completely liquidated as of December 31, 2005.

San Juan Del Centro Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note was subsequently purchased by an affiliate of the Partnership. The note is a nonrecourse note secured by a security interest in the Partnership’s interest in the Local Limited Partnership and is subordinated to the respective mortgage note on the property for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the note. The note was due December 20, 1999. The note is in default and the Local Limited Partnership interest is subject to potential foreclosure. Continuation of the Local Limited Partnership’s operations in the present form is dependent on its ability to extend the maturity date of the respective note, or to repay or refinance the note. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property during the second half of 2006 for a purchase price of $7,000,000.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method.  Thus, the investments are carried at cost less the Partnership’s share of the Local Limited Partnerships’ losses and distributions plus the Partnership’s share of Local Limited Partnerships’ profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in the Local Limited Partnership reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $63,000 and $25,000 of losses from San Juan del Centro Partnership during the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the Partnership has not recognized approximately $1,702,000 of its allocated cumulative share of losses from San Juan del Centro Limited Partnership in which its investment has been reduced to zero. During the three months ended March 31, 2005, the Partnership’s share of profits from Harold House Limited Partnership was approximately $68,000. Such profits are the result of the reversal of an accrual of approximately $72,000 established upon the sale of Harold House due to actual cost being less than expected.

The following are unaudited combined statements of operations for the three months ended March 31, 2006 and 2005 of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships which are prepared on the accrual basis of accounting and supplied by the managing agents of the projects.

COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Rental income	$ 196	$ 202
Other income	47	51
Total revenues	243	253

Operating expenses	172	152
Interest, taxes and insurance	76	71
Depreciation	59	56
Total expenses	307	279

Net loss before discontinued operations	(64)	(26)
Gain on sale of discontinued operations	--	72
Net (loss) income	$ (64)	$ 46

National Housing Partnership Realty
Fund Two share of net (loss) income	$ (63)	$ 43

(3)

TRANSACTIONS WITH THE GENERAL PARTNER

During both of the three month periods ended March 31, 2006 and 2005, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $2,000, for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $458,000 at March 31, 2006. If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of the underlying property of the remaining Local Limited Partnership. No payments were made during the three months ended March 31, 2006 and 2005.

(4)

ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the three months ended March 31, 2005 the number of limited partnership units decreased by 265 units, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year or 17,074 units for 2006 and 17,339 units for 2005.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Liquidity and Capital Resources

As of March 31, 2006, the Partnership retained an interest in one of its original twenty-one Local Limited Partnerships. The property in which one of the Local Limited Partnerships has invested in receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership’s ability to transfer funds to the Partnership in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership’s ability to meet its cash obligations given the low level of reserves at the Partnership level. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership’s investments, investment in the remaining Local Limited Partnership has been reduced to zero as of March 31, 2006. For this investment, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnership. If this investment had not been reduced to zero, distributions received would be recorded as distributions from the Local Limited Partnership in the statement of cash flow and would reduce the Partnership's investment on the balance sheet. Distributions of approximately $125,000 comprised of proceeds from the sale of Harold House were received during the three months ended March 31, 2005 of which approximately $7,000 was in excess of the Partnership’s investment in Harold House Limited Partnership. The receipt of distributions in the future is dependent upon the operations of the underlying property of the remaining Local Limited Partnership to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately $119,000 at March 31, 2006 compared to approximately $128,000 at March 31, 2005. Cash and cash equivalents decreased approximately $17,000 from December 31, 2005 due to approximately $17,000 of cash used in operating activities. Cash used in operating activities consisted of the payment of non-resident income tax withholding to the state of Colorado on behalf of limited partners, the payment of operating expenses and the receipt of interest income. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand depends upon the future receipt of distributions from the Local Limited Partnerships or proceeds from a sale or refinancing of the underlying property of the remaining Local Limited Partnership. The Partnership's only other form of liquidity is advances from the General Partner. The General Partner will evaluate advancing the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

The Partnership currently owes the General Partner approximately $458,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.  No payments were made during the three months ended March 31, 2006 and 2005.

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

As a result of the conditions above, there is substantial doubt about the Local Limited Partnership's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property during the second half of 2006 for a purchase price of $7,000,000.

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At March 31, 2006, the Partnership continued to hold an interest in one Local Limited Partnership. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are non cash in nature. As of March 31, 2006, the Partnership had no carrying basis in its investment in the remaining Local Limited Partnership and, therefore, reflected no results of operations for its share of profits or losses from this Local Limited Partnership.

The Partnership had a net loss of approximately $8,000 for the three months ended March 31, 2006, compared to net income of approximately $68,000 for the three months ended March 31, 2005.  Net loss per unit of limited partnership was $0.47 for the three months ended March 31, 2006 compared to net income of $3.81 per limited partnership unit for the three months ended March 31, 2005. The decrease in net income for the three months ended March 31, 2006 is attributable to the gain on sale of the property owned by Harold House Limited Partnership recognized in 2005. The Partnership recognized approximately $68,000 in income for the three months ended March 31, 2005 relating to the sale of Harold House. The Partnership did not recognize approximately $63,000 of its allocated share of losses from the remaining Local Limited Partnership for the three months ended March 31, 2006, as the Partnership’s net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership’s share of losses from the Local Limited Partnership, if not limited to its investment account balance, would have increased approximately $38,000 between periods. The increase is primarily due to a decrease in total revenues and an increase in operating expenses of the property owned by the one remaining Local Limited Partnership.

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

During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local

Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 150 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was zero at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

(Registrant)

By:

The National Housing Partnership,

Its sole General Partner

By:

National Corporation for Housing

Partnerships, its sole General Partner

By:

/s/David R. Robertson

David R. Robertson

President and Chief Executive Officer

By:

/s/Stephen B. Waters

Stephen B. Waters

Vice President

Date:

May 12, 2006

NATIONAL HOUSING PARTNERSHIP REALTY FUND II

EXHIBIT INDEX

Exhibit

3.1

Amendment to the Limited Partnership Agreement dated February 14, 2006. Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund Two (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

       /s/David R. Robertson

Name:  David R. Robertson

Date:  May 12, 2006

       /s/Stephen B. Waters

Name:  Stephen B. Waters

Date:  May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

20