Form 10QSB
period 2006-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2006-08-21
CIK 762859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Balance Sheet

(Unaudited)

(in thousands, except unit data)

June 30, 2006

ASSETS
Cash and cash equivalents		$ 110
Prepaid expenses		3
Receivables – limited partners		210
Investments in and advances to Local Limited
Partnership (Note 2)		--
		$ 323
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities
Administrative and reporting fees payable to
General Partner (Note 3)		$ 460

Partners' capital (deficiency)
General Partner -- The National Housing
Partnership (NHP)	$ 641
Original Limited Partner -- 1133 Fifteenth
Street Two Associates	(169)
Other Limited Partners -- 17,069 investment
Units	(609)	(137)
		$ 323

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statements of Operations

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Share of profits from Local Limited
Partnerships (Note 2)	$ --	$ --	$ --	$ 68
Interest income	1	1	2	1
	1	1	2	69
COSTS AND EXPENSES:
Administrative and reporting fees to
General Partner (Note 3)	2	2	4	4
Other operating expenses	10	10	17	15
	12	12	21	19

(Loss) income from partnership operations	(11)	(11)	(19)	50
Distributions in excess of investment in
Local Limited Partnerships (Note 2)	--	--	--	7

NET (LOSS) INCOME	$ (11)	$ (11)	$ (19)	$ 57

ALLOCATION OF NET (LOSS) INCOME:
General Partner - NHP	$ --	$ --	$ --	$ 1
Original Limited Partner - 1133 Fifteenth
Street Two Associates	--	--	--	1
Other limited partners	(11)	(11)	(19)	55

	$ (11)	$ (11)	$ (19)	$ 57

NET (LOSS) INCOME PER OTHER LIMITED
PARTNERSHIP INTEREST	$ (.64)	$ (.64)	$ (1.11)	$ 3.17

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statement of Changes in Partners' Capital (Deficiency)

(Unaudited)

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street Two	Limited
	(NHP)	Associates	Partners	Total

Partners' capital (deficiency)
at December 31, 2005	$ 641	$ (169)	$ (590)	$ (118)

Net loss - six months ended
June 30, 2006	--	--	(19)	(19)

Partners' capital (deficiency)
at June 30, 2006	$ 641	$ (169)	$ (609)	$ (137)

Percentage interest at
June 30, 2006	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 17,069 investment units at June 30, 2006 and 17,074 investment units at December 31, 2005 (see "Note 4" in Notes to Financial Statements; "Abandonment of Limited Partnership Units”).

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest earned on cash balances	$ 2	$ 1
Operating expenses paid	(25)	(18)
Payment of non-resident income tax withholding to the
state of Colorado on behalf of limited partners	(3)	(5)
Net cash used in operating activities	(26)	(22)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Distributions from Local Limited Partnerships	--	125

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26)	103

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136	17

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 110	$ 120

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN
OPERATING ACTIVITIES:
Net (loss) income	$ (19)	$ 57
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Share of profits from Local Limited Partnerships	--	(68)
Distributions in excess of investment in Local Limited
Partnerships	--	(7)
Changes in operating assets and liabilities:
Increase in administrative and reporting
fees payable	4	4
Payment of non-resident income tax withholding to
the state of Colorado on behalf of limited partners	(3)	(5)
Decrease in other accrued expenses	(8)	(3)
Total adjustments	(7)	(79)

Net cash used in operating activities	$ (26)	$ (22)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2005.

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

During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 150 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was zero at June 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

(2)

INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships.  At June 30, 2006, the Partnership continues to hold an interest in one Local Limited Partnership: San Juan del Centro Limited Partnership. On November 22, 2004, Harold House Limited Partnership sold its investment property to a third party for approximately $2,220,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which a third party held, and other liabilities of the property and the Local Limited Partnership. During the six months ended June 30, 2005, the Partnership received distributions of approximately $125,000. The Local Limited Partnership was completely liquidated as of December 31, 2005.

San Juan Del Centro Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note was subsequently purchased by an affiliate of the Partnership. The note is a nonrecourse note secured by a security interest in the Partnership’s interest in the Local Limited Partnership and is subordinated to the respective mortgage note on the property for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the note. The note was due December 20, 1999. The note is in default and the Local Limited Partnership interest is subject to potential foreclosure. Continuation of the Local Limited Partnership’s operations in the present form is dependent on its ability to extend the maturity date of the respective note, or to repay or refinance the note. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property during the second half of 2006 for a purchase price of $7,000,000. Subsequent to June 30, 2006, the sale contract was modified to replace the purchaser with an unaffiliated not-for-profit entity. See “Part II – Item 5. Other Information” for more details of the modification.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement, this investment is accounted for using the equity method.  Thus, the investment is carried at cost less the Partnership’s share of the Local Limited Partnership’s losses and distributions plus the Partnership’s share of Local Limited Partnership’s profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, and is not otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits exceed losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $120,000 and $48,000 of losses from San Juan del Centro Partnership during the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the Partnership has not recognized approximately $1,760,000 of its allocated cumulative share of losses from San Juan del Centro Limited Partnership in which its investment has been reduced to zero. During the six months ended June 30, 2005, the Partnership’s share of profits from Harold House Limited Partnership was approximately $68,000. Such profits are the result of the reversal of an accrual of approximately $72,000 established upon the sale of Harold House due to actual cost being less than expected.

The following are unaudited combined statements of operations for the six months ended June 30, 2006 and 2005 of the Local Limited Partnership in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnership which are prepared on the accrual basis of accounting and supplied by the managing agent of the project.

COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands)
Rental income	$ 192	$ 198	$ 388	$ 400
Other income	61	48	108	99
Total income	253	246	496	499

Operating expenses	176	134	348	286
Interest, taxes, and insurance	77	78	153	149
Depreciation	59	57	118	113
Total expenses	312	269	619	548

Net loss before discontinued
operations	(59)	(23)	(123)	(49)
Gain on sale of discontinued
operations	--	--	--	72

Net (loss) income	$ (59)	$ (23)	$ (123)	$ 23

National Housing Partnership
Realty Fund Two share of
(loss) income	$ (57)	$ (23)	$ (120)	$ 20

(3)

TRANSACTIONS WITH THE GENERAL PARTNER

During both of the six month periods ended June 30, 2006 and 2005, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $4,000, for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $460,000 at June 30, 2006. If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of the underlying property of the remaining Local Limited Partnership. No payments were made during the six months ended June 30, 2006 and 2005.

(4)

ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the six months ended June 30, 2006 and 2005 the number of limited partnership units decreased by 5 and 265 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year or 17,074 units for 2006 and 17,339 units for 2005.

(5)

CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation matters involving it or the underlying investment property of the Local Limited Partnership in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

(6)

GOING CONCERN

The San Juan Del Centro Limited Partnership note payable is past due (see Note 2). Therefore, there is the possibility that the Partnership will lose its ownership interest in the Local Limited Partnership through foreclosure by the noteholder. The noteholder is an affiliate of the Partnership. Continuation of the Local Limited Partnership’s operations in the present form depends on its ability to extend the maturity date of this note or to repay or refinance the note. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property during the second half of 2006 for a purchase price of $7,000,000. Subsequent to June 30, 2006, the sale contract was modified to replace the purchaser with an unaffiliated not-for-profit entity. See “Part II – Item 5. Other Information” for more details of the modification.

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

Liquidity and Capital Resources

As of June 30, 2006, the Partnership retained an interest in one of its original twenty-one Local Limited Partnerships. The property in which the Local Limited Partnership has invested in receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership’s ability to transfer funds to the Partnership in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership’s ability to meet its cash obligations given the low level of reserves at the Partnership level. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership’s investments, investment in the remaining Local Limited Partnership has been reduced to zero as of June 30, 2006. For this investment, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnership. If this investment had not been reduced to zero, distributions received would be recorded as distributions from the Local Limited Partnership in the statement of cash flow and would reduce the Partnership's investment on the balance sheet. Distributions of approximately $125,000 comprised of proceeds from the sale of Harold House were received during the six months ended June 30, 2005 of which approximately $7,000 was in excess of the Partnership’s investment in Harold House Limited Partnership. The receipt of distributions in the future is dependent upon the operations of the underlying property of the remaining Local Limited Partnership to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately $110,000 at June 30, 2006 compared to approximately $120,000 at June 30, 2005. Cash and cash equivalents decreased approximately $26,000 from December 31, 2005 due to approximately $26,000 of cash used in operating activities. Cash used in operating activities consisted of the payment of non-resident income tax withholding to the state of Colorado on behalf of limited partners, the payment of operating expenses and the receipt of interest income. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand depends upon the future receipt of distributions from the remaining Local Limited Partnership or proceeds from a sale or refinancing of the underlying property of the remaining Local Limited Partnership. The Partnership's only other form of liquidity is advances from the General Partner. The General Partner will evaluate advancing the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

The Partnership currently owes the General Partner approximately $460,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying property of the remaining Local Limited Partnership, rather than through recurring operations.  No payments were made during the six months ended June 30, 2006 and 2005.

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

As a result of the conditions above, there is substantial doubt about the Local Limited Partnership's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property during the second half of 2006 for a purchase price of $7,000,000.  Subsequent to June 30, 2006, the sale contract was modified to replace the purchaser with an unaffiliated not-for-profit entity. See “Part II – Item 5. Other Information” for more details of the modification.

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At June 30, 2006, the Partnership continued to hold an interest in one Local Limited Partnership. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are non cash in nature. As of June 30, 2006, the Partnership had no carrying basis in its investment in the remaining Local Limited Partnership and, therefore, reflected no results of operations for its share of profits or losses from this Local Limited Partnership.

The Partnership had a net loss of approximately $11,000 and $19,000 for the three and six months ended June 30, 2006, respectively, compared to a net loss of $11,000 and net income of approximately $57,000 for the three and six months ended June 30, 2005, respectively.  Net loss per unit of limited partnership interest was $1.11 for the six months ended June 30, 2006 compared to net income of $3.17 per limited partnership unit for the six months ended June 30, 2005. The decrease in net income for the six months ended June 30, 2006 is attributable to the gain on sale of the property owned by Harold House Limited Partnership recognized in 2005. The Partnership recognized approximately $68,000 in income for the six months ended June 30, 2005 relating to the sale of Harold House. The Partnership did not recognize approximately $120,000 of its allocated share of losses from the remaining Local Limited Partnership for the six months ended June 30, 2006, as the Partnership’s net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership’s share of losses from the Local Limited Partnership, if not limited to its investment account balance, would have increased approximately $72,000 between periods. The increase is primarily due to a decrease in total revenues and an increase in operating expenses of the property owned by the one remaining Local Limited Partnership.

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

During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 150 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was zero at June 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

PART II - OTHER INFORMATION

ITEM 5

OTHER INFORMATION

As disclosed in the Registrant’s prior filings, San Juan del Centro Limited Partnership (the “Local Limited Partnership”) entered into a contract on February 14, 2005 with an affiliate of the Registrant (the “Initial Purchaser”) to sell its investment property (the “Property”) to the Initial Purchaser for $7,000,000.  On November 22, 2005, the General Partner of the Registrant sent the limited partners of the Registrant a Consent Solicitation Statement, as supplemented (the “Consent Solicitation Statement”), pursuant to which the General Partner sought and obtained the required approvals from the limited partners to (i) extend the term of the Registrant from December 31, 2005 to December 31, 2006, (ii) permit sales of the Registrant’s property or the property of the Local Limited Partnership to the General Partner or its affiliates and (iii) effect the sale of the Property to the Initial Purchaser.

Due to a change required under the regulatory approval process, in order to receive the tax credit allocation necessary to consummate the sale of the Property on the essential terms disclosed in the Consent Solicitation Statement, a not-for-profit entity unaffiliated with the General Partner (the “Not-For-Profit Purchaser”) had to replace the Initial Purchaser as the purchaser of the Property.  On July 27, 2006, the Local Limited Partnership entered into an agreement commemorating the terms of the sale of the Property to the Not-For-Profit Purchaser in lieu of the Initial Purchaser.  Although the purchase price and material terms for the Property sale remain the same, and the economics to the General Partner, other AIMCO affiliates and limited partners did not materially change from those disclosed in the Consent Solicitation Statement, the structural change requiring the Not-For-Profit Purchaser to be the actual purchaser did impact the timing of the Registrant’s ability to complete the sale.  The Registrant has been informed that the Not-For-Profit Purchaser made a timely submission of the new tax credit application which was received by the appropriate regulatory authorities on July 31, 2006 and, although no assurances can be given, it is currently anticipated that the sale will now be consummated in December, 2006.

As previously disclosed, the purchase price equals the Property's appraised value (based on market rents and an absence of low income housing restrictions) determined by an independent third party appraiser.  The Registrant estimates that after the Local Limited Partnership repays the mortgage encumbering the Property, its deferred acquisition note, and other liabilities, distributable proceeds will still be approximately $2,000,000. The Registrant's anticipated share of such distributable proceeds would be approximately $1,900,000.  The foregoing are estimates, and there can be no assurance that these estimates will prove accurate.

The Local Limited Partnership's deferred acquisition note matured on December 20, 1999, and it was unable to repay the note when due. The holder of the deferred acquisition note subsequently commenced its exercise of remedies by filing suit.  On June 28, 2002, an affiliate of the Registrant acquired the deferred acquisition note from a successor to its original holder for $2,600,000 in cash in order, among other things to forestall the exercise of remedies by the holder of the deferred acquisition note.

As set forth above, the Not-For-Profit Purchaser intends to finance the acquisition and renovations of the Property by, among other things, consummating a syndication of acquisition and rehabilitation Federal Low-Income Housing Tax Credits ("Federal LIHTC") relating to the Property. Affiliates of the Registrant will receive substantial benefits, including without limitation developer fees, property management fees and syndication fees, from any Federal LIHTC syndication.  The Property must be sold in order for the Property to qualify for acquisition tax credits.

Given, among other things, changing economic conditions, the predication of these transactions on the Property's receipt of annual tax credit allocations, that these transactions involve the issuance of other financing which can not be assured, the uncertainty of executing a Federal LIHTC syndication relating to the Property, and other uncertainties, there can be no assurance that all or any of these transactions will occur on these terms, on different terms, or at all.

ITEM 6

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
(Registrant)

By: The National Housing Partnership,
Its sole General Partner

By: National Corporation for Housing
Partnerships, its sole General Partner

Date: August 21, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: August 21, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 21, 2006

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

Date:  August 21, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund Two (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

       /s/David R. Robertson

Name:  David R. Robertson

Date:  August 21, 2006

       /s/Stephen B. Waters

Name:  Stephen B. Waters

Date:  August 21, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

20