Form 10QSB
period 2006-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2006-11-09
CIK 762859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Balance Sheet

(Unaudited)

(in thousands, except unit data)

September 30, 2006

ASSETS
Cash and cash equivalents		$ 110
Receivables – limited partners		210
Investments in and advances to Local Limited
Partnerships (Note 2)		--
		$ 320
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities
Accrued expenses		$ 8
Administrative and reporting fees payable to
General Partner (Note 3)		462

Partners' capital (deficiency)
General Partner -- The National Housing
Partnership (NHP)	$ 641
Original Limited Partner -- 1133 Fifteenth
Street Two Associates	(169)
Other Limited Partners -- 16,969 investment
units	(622)	(150)
		$ 320

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statements of Operations

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Share of profits from Local Limited
Partnerships (Note 2)	$ --	$ --	$ --	$ 68
Interest income	2	--	4	1
	2	--	4	69
COSTS AND EXPENSES:
Administrative and reporting fees to
General Partner (Note 3)	2	3	6	7
Other operating expenses	13	6	30	21
	15	9	36	28

(Loss) income from partnership operations	(13)	(9)	(32)	41
Distributions in excess of investment in
Local Limited Partnerships (Note 2)	--	20	--	27

NET (LOSS) INCOME	$ (13)	$ 11	$ (32)	$ 68

ALLOCATION OF NET (LOSS) INCOME:
General Partner - NHP	$ --	$ --	$ --	$ 1
Original Limited Partner - 1133 Fifteenth
Street Two Associates	--	--	--	1
Other limited partners	(13)	11	(32)	66

	$ (13)	$ 11	$ (32)	$ 68

NET (LOSS) INCOME PER OTHER LIMITED
PARTNERSHIP INTEREST	$ (.76)	$ .64	$ (1.87)	$ 3.81

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statement of Changes in Partners' Capital (Deficiency)

(Unaudited)

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street Two	Limited
	(NHP)	Associates	Partners	Total

Partners' capital (deficiency)
at December 31, 2005	$ 641	$ (169)	$ (590)	$ (118)

Net loss - nine months ended
September 30, 2006	--	--	(32)	(32)

Partners' capital (deficiency)
at September 30, 2006	$ 641	$ (169)	$ (622)	$ (150)

Percentage interest at
September 30, 2006	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 16,969 investment units at September 30, 2006 and 17,074 at December 31, 2005 (see "Footnote 4" in Notes to Financial Statements; "Abandonment of Limited Partnership Units”).

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest earned on cash balances	$ 4	$ 1
Operating expenses paid	(27)	(21)
Payment of non-resident income tax withholding to the
states of Colorado and North Carolina on behalf of
limited partners	(3)	(5)
Net cash used in operating activities	(26)	(25)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Distributions from Local Limited Partnerships	--	145

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26)	120

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136	17

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 110	$ 137

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN
OPERATING ACTIVITIES:
Net (loss) income	$ (32)	$ 68
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Share of profits from Local Limited Partnerships	--	(68)
Distributions in excess of investment in Local Limited
Partnerships	--	(27)
Changes in operating assets and liabilities:
Increase in administrative and reporting
fees payable	6	7
Payment on non-resident income tax withholding to the
state of Colorado on behalf of limited partners	(3)	(5)
Increase in accrued expenses	3	--
Total adjustments	6	(93)

Net cash used in operating activities	$ (26)	$ (25)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Notes to Financial Statements

(Unaudited)

(1)

ACCOUNTING POLICIES

Organization

National Housing Partnership Realty Fund Two (the "Partnership" or the "Registrant") is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on January 22, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Limited Partnerships"), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). On April 30, 1985, the Partnership began raising capital and acquiring interests in Local Limited Partnerships. The amended partnership agreement provides that the Partnership is to terminate on December 31, 2006.

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2005.

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

During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 150 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was zero at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

(2)

INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships.  At September 30, 2006, the Partnership continues to hold an interest in one Local Limited Partnership: San Juan del Centro Limited Partnership. On November 22, 2004, Harold House Limited Partnership sold its investment property to a third party for approximately $2,220,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which a third party held, and other liabilities of the property and the Local Limited Partnership. During the nine months ended September 30, 2005, the Partnership received distributions of approximately $145,000. The Local Limited Partnership was completely liquidated as of December 31, 2005.

San Juan Del Centro Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note was subsequently purchased by an affiliate of the Partnership. The note is a nonrecourse note secured by a security interest in the Partnership’s interest in the Local Limited Partnership and is subordinated to the respective mortgage note on the property for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partners thereof, present or future assume any personal liability for the payment of the note. The note was due December 20, 1999. The note is in default and the Local Limited Partnership interest is subject to potential foreclosure. Continuation of the Local Limited Partnership’s operations in the present form is dependent on its ability to extend the maturity date of the respective note, or to repay or refinance the note. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property for a purchase price of $7,000,000. On July 27, 2006, the sale contract was modified to replace the purchaser with an unaffiliated not-for-profit entity. The sale is currently anticipated to occur during December 2006.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement, this investment is accounted for using the equity method.  Thus, the investment is carried at cost less the Partnership’s share of the Local Limited Partnership’s losses and distributions plus the Partnership’s share of Local Limited Partnership’s profits. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, and is not otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits exceed losses not recognized plus distributions received and previously recognized as revenue. As a result, the Partnership did not recognize approximately $138,000 and $80,000 of losses from San Juan del Centro Partnership during the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the Partnership has not recognized approximately $1,778,000 of its allocated cumulative share of losses from San Juan del Centro Limited Partnership in which its investment has been reduced to zero. During the nine months ended September 30, 2005, the Partnership’s share of profits from Harold House Limited Partnership was approximately $68,000. Such profits are the result of the reversal of an accrual of approximately $72,000 established upon the sale of Harold House due to actual costs being less than expected.

The following are unaudited combined statements of operations for the three and nine months ended September 30, 2006 and 2005 of the Local Limited Partnership in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnership which are prepared on the accrual basis of accounting and supplied by the managing agent of the project.

COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands)
Rental income	$ 203	$ 198	$ 591	$ 598
Other income	54	47	162	146
Total income	257	245	753	744

Operating expenses	141	146	489	432
Interest, taxes, and
insurance	74	76	227	225
Depreciation	60	56	178	169
Total expenses	275	278	894	826

Net loss before
discontinued operations	(18)	(33)	(141)	(82)
Gain on sale of
discontinued operations	--	--	--	72

Net loss	$ (18)	$ (33)	$ (141)	$ (10)

National Housing Partnership
Realty Fund Two share of	$ (18)	$ (33)	$ (138)	$ (12)
loss

(3)

TRANSACTIONS WITH THE GENERAL PARTNER

During the nine month periods ended September 30, 2006 and 2005, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $6,000 and $7,000, respectively, for services provided to the Partnership. The amount of fees due to the General Partner by the Partnership was approximately $462,000 at September 30, 2006. If paid at all, the accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of the underlying property of the remaining Local Limited Partnership. No payments were made during the nine months ended September 30, 2006 and 2005.

(4)

ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the nine months ended September 30, 2006 and 2005 the number of other limited partnership units decreased by 105 and 265 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year or 17,074 units for 2006 and 17,339 units for 2005.

(5)

CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation matters involving it or the underlying investment property of the Local Limited Partnership in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

(6)

GOING CONCERN

The San Juan Del Centro Limited Partnership note payable is past due (see Note 2). Therefore, there is the possibility that the Partnership will lose its ownership interest in the Local Limited Partnership through foreclosure by the noteholder. The noteholder is an affiliate of the Partnership. Continuation of the Local Limited Partnership’s operations in the present form depends on its ability to extend the maturity date of this note or to repay or refinance the note. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property for a purchase price of $7,000,000. On July 27, 2006, the sale contract was modified to replace the purchaser with an unaffiliated not-for-profit entity. The sale is currently anticipated to occur during December 2006. The Partnership’s term expires on December 30, 2006 and the General Partner anticipates liquidating the Partnership as promptly as possible following the expiration of the Partnership’s term.

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

Liquidity and Capital Resources

As of September 30, 2006, the Partnership retained an interest in one of its original twenty-one Local Limited Partnerships. The property in which the Local Limited Partnership has invested in receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership’s ability to transfer funds to the Partnership in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership’s ability to meet its cash obligations given the low level of reserves at the Partnership level. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership’s investments, investment in the remaining Local Limited Partnership has been reduced to zero as of September 30, 2006. For this investment, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnership. If this investment had not been reduced to zero, distributions received would be recorded as distributions from the Local Limited Partnership in the statement of cash flow and would reduce the Partnership's investment on the balance sheet. Distributions of approximately $145,000 comprised of proceeds from the sale of Harold House were received during the nine months ended September 30, 2005 of which approximately $27,000 was in excess of the Partnership’s investment in Harold House Limited Partnership. The receipt of distributions in the future is dependent upon the operations of the underlying property of the remaining Local Limited Partnership to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately $110,000 at September 30, 2006 compared to approximately $137,000 at September 30, 2005. Cash and cash equivalents decreased approximately $26,000 from December 31, 2005 due to approximately $26,000 of cash used in operating activities. Cash used in operating activities consisted of the payment of non-resident income tax withholding to the state of Colorado on behalf of limited partners, the payment of operating expenses and the receipt of interest income. The ability of the Partnership to meet its on-going cash requirements in excess of cash on hand depends upon the future receipt of distributions from the remaining Local Limited Partnership or proceeds from a sale or refinancing of the underlying property of the remaining Local Limited Partnership. The Partnership's only other form of liquidity is advances from the General Partner. The General Partner will evaluate advancing the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

The Partnership currently owes the General Partner approximately $462,000 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result, if at all, from the sale or refinancing of the underlying property of the remaining Local Limited Partnership, rather than through recurring operations.  No payments were made during the nine months ended September 30, 2006 and 2005.

On November 22, 2004, Harold House Limited Partnership sold its investment property to a third party for approximately $2,220,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which a third party held, and other liabilities of the property and the Local Limited Partnership. During the nine months ended September 30, 2005, the Partnership received a distribution of approximately $145,000.

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

As a result of the conditions above, there is substantial doubt about the Local Limited Partnership's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty. On February 14, 2005 the Local Limited Partnership entered into a contract, with an affiliated party, to sell its investment property for a purchase price of $7,000,000.  On July 27, 2006, the sale contract was modified to replace the purchaser with an unaffiliated not-for-profit entity. The sale is currently anticipated to occur during December 2006.

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At September 30, 2006, the Partnership continued to hold an interest in one Local Limited Partnership. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are non cash in nature. As of September 30, 2006, the Partnership had no carrying basis in its investment in the remaining Local Limited Partnership and, therefore, reflected no results of operations for its share of profits or losses from this Local Limited Partnership.

The Partnership had a net loss of approximately $13,000 and $32,000 for the three and nine months ended September 30, 2006, respectively, compared to net income of approximately $11,000 and $68,000 for the three and nine months ended September 30, 2005, respectively.  Net loss per unit of other limited partnership interest was $1.87 for the nine months ended September 30, 2006 compared to net income of $3.81 per other limited partnership unit for the nine months ended September 30, 2005. The decrease in net income for the nine months ended September 30, 2006 is attributable to the gain on sale of the property owned by Harold House Limited Partnership recognized in 2005. The Partnership recognized approximately $68,000 in income for the nine months ended September 30, 2005 relating to the sale of Harold House. The Partnership did not recognize approximately $138,000 of its allocated share of losses from the remaining Local Limited Partnership for the nine months ended September 30, 2006, as the Partnership’s net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership’s share of losses from the Local Limited Partnership, if not limited to its investment account balance, would have increased approximately $58,000 between periods. The increase is primarily due to a decrease in total revenues and an increase in operating expenses of the property owned by the one remaining Local Limited Partnership.

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

During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 150 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was zero at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
(Registrant)

By: The National Housing Partnership,
Its sole General Partner

By: National Corporation for Housing
Partnerships, its sole General Partner

Date: November 9, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: November 9, 2006	By: /s/Stephen B. Waters
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

Date:  November 9, 2006

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

Date:  November 9, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund Two (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: November 9, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 9, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

20