Form 10KSB
period 2006-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2007-04-02
CIK 762859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

16,962 Limited Partnership Units

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $2,011,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2006. No market exists for the limited partnership units of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's business is to hold limited partnership interests in one limited partnership ("Local Limited Partnership") at December 31, 2006, which owned and operated a multi-family rental housing property ("Property") which received one or more forms of assistance from the Federal Government. On December 20, 2006 the Local Limited Partnership sold its property and currently expects to complete its liquidation during the first half of 2007. One of the partnerships in which the Partnership had invested sold its property during 2004 and completed its liquidation during 2005. NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. See “Item 6. Management’s Discussion and Analysis or Plan of Operation” for information relating to the Partnership’s rights and obligations to make additional contributions or loans to its Local Limited Partnership. The Partnership anticipates completing its liquidation by September 30, 2007.

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

The following is a schedule of the Property owned by the Local Limited Partnership in which the Partnership is a limited partner:

SCHEDULE OF PROPERTY OWNED BY THE LOCAL LIMITED PARTNERSHIP

IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO HAS AN INVESTMENT

Occupancy
			Units Authorized	Percentage
		Financed, Insured	for Rental	for the Year Ended
Property Name, Location	Number of	and Subsidized	Assistance Under	December 31,
and Partnership Name	Units	Under	Section 8	2006	2005

San Juan del Centro	(A)	(A)	(A)	(A)	(A)
Boulder, Colorado
(San Juan del Centro Limited
Partnership)

(A)

Property sold in December 2006.

On December 20, 2006, San Juan Del Centro Limited Partnership sold its investment property to a third party for $7,000,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which an affiliate of the general partner and the Partnership held, and other liabilities of the property and the Local Limited Partnership.  Subsequent to December 31, 2006, the Partnership received a distribution of approximately $1,046,000 from the Local Limited Partnership.  The Local Limited Partnership anticipates that it will complete its liquidation during the first half of 2007.

Ownership Percentage

The following details the Partnership's ownership percentage of the remaining Local Limited Partnership and the cost of acquisition of such ownership. The interest is a limited partner interest.

NHP Realty
	Fund Two	Cost of
	Percentage	Ownership
Partnership	Ownership	Interest
San Juan del Centro Limited Partnership	94.5%	$ 799

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

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Partnership Interests and Related Partnership Matters

(a)

Units in the Partnership were sold through a public offering. There is no established market for resale of the units in the Partnership. Accordingly, an investor may be unable to sell or otherwise dispose of his interest in the Partnership.

(b)

As of December 31, 2006, there were 1,087 registered holders of 16,962 limited partnership units (in addition to 1133 Fifteenth Street Two Associates - See "Item 7. Financial Statements - Note 1"). During the year ended December 31, 2006 and 2005, 112 and 265 units were abandoned, respectively.

(c)

No cash dividends or distributions have been declared from the inception of the Partnership through December 31, 2006.

(d)

Subsequent to December 31, 2006, the Partnership distributed approximately $493,000 to its partners or $29.00 per limited partnership unit from the receipt of a distribution from the sale of the property owned by its remaining investment in Local Limited Partnership.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

As of December 31, 2006, the Partnership retained an interest in one of its original twenty-one Local Limited Partnerships. On December 20, 2006 the Local Limited Partnership sold its property and currently expects to complete its liquidation during the first half of 2007.  The property in which the Local Limited Partnership has invested received one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership’s ability to transfer funds to the Partnership in the form of cash distributions, loans, or advances is generally restricted by these government-assistance programs.

Since, the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement, the investment is accounted for using the equity method. Thus, the investment is carried at cost less the Partnership’s share of the Local Limited Partnership’s losses and distributions plus the Partnership’s share of Local Limited Partnership income.  Distributions received in excess of investment in the Local Limited Partnership represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership’s investment, the investment in the Local Limited Partnership had been reduced to zero as of December 31, 2005. For this investment, cash distributions received are recorded in income as distributions are received in excess of investment in the Local Limited Partnership. If this investment had not been reduced to zero, distributions received would be recorded as distributions from the Local Limited Partnership in the statement of cash flow and would reduce the Partnership's investment on the balance sheet.  As of December 31, 2006 the Partnership’s net carrying basis in San Juan Del Centro Limited Partnership was adjusted to approximately $2,000,000, which is equal to the estimated amount of distributions the Partnership anticipates receiving during 2007 from the liquidation of its investment in San Juan Del Centro Limited Partnership.  A distribution of $6,000 was received during the year ended December 31, 2006 from entities in which the Partnership had previously reduced its investment to zero.  A distribution of approximately $145,000 comprised of proceeds from the 2004 sale of Harold House was received during the year ended December 31, 2005 of which approximately $29,000 was in excess of the Partnership’s investment in Harold House Limited Partnership.

Cash and cash equivalents amounted to approximately $109,000 at December 31, 2006 compared to approximately $136,000 at December 31, 2005. The decrease of approximately $27,000 was due to approximately $33,000 of cash used in operating activities partially offset by approximately $6,000 of cash provided by investing activities. Cash used in operating activities consisted of the payment of non-resident income tax withholding to the state of Colorado on behalf of limited partners, and other operating expenses.

On November 22, 2004, Harold House Limited Partnership sold its investment property to a third party for approximately $2,220,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which a third party held, and other liabilities of the property and the Local Limited Partnership. During the year ended December 31, 2005, Partnership received a distribution of approximately $147,000. The Local Limited Partnership had completely liquidated as of December 31, 2005.

On December 20, 2006, San Juan Del Centro Limited Partnership sold its investment property to a third party for $7,000,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which an affiliate of the general partner and the Partnership held, and other liabilities of the property and the Local Limited Partnership.  Subsequent to December 31, 2006, the Partnership received a distribution of approximately $1,046,000 from the Local Limited Partnership.  The Local Limited Partnership anticipates that it will complete its liquidation during the first half of 2007.

San Juan Del Centro Limited Partnership had a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership. The note was subsequently purchased by an affiliate of the Partnership. The note was a nonrecourse note secured by a security interest in the Partnership’s interest in the Local Limited Partnership and was subordinated to the respective mortgage note on the property for as long as the mortgage note was insured by HUD. The note was due December 20, 1999. The note was in default and the Local Limited Partnership interest was subject to potential foreclosure. During December 2006, the note and accrued interest of approximately $4,348,000 were paid in full with proceeds from the sale of the property.

As of December 31, 2006, the Partnership owes the General Partner approximately $464,000 for administrative and reporting services performed. There were no payments during the years ended December 31, 2006 and 2005.  Payment in full was made subsequent to December 31, 2006.

Results of Operations

The Partnership originally invested as a limited partner in Local Limited Partnerships which operated twenty-one rental housing properties. At December 31, 2006, the Partnership continued to hold an interest in one Local Limited Partnership. To the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations are significantly impacted by the Partnership's share of the profits or losses in the Local Limited Partnership. These profits or losses include depreciation and accrued note payable interest expense which are noncash in nature.

The Partnership reported net income of approximately $1,963,000 for the year ended December 31, 2006, compared to net income of approximately $65,000 for the year ended December 31, 2005. Net income per other limited partnership unit was $112.62 for the year ended December 31, 2006 compared to net income of $3.63 per other limited partnership unit for the year ended December 31, 2005. The increase in net income for the year ended December 31, 2006 is attributable to the December 2006 sale of the property owned by San Juan Del Centro Limited Partnership.  The Partnership recognized approximately $2,000,000 of income for the year ended December 31, 2006 related to the sale of San Juan.  The income recognized for the year ended December 31, 2005 of approximately $68,000 was additional income recognized during 2005 as a result of costs previously reserved for during 2004 from the sale of Harold House being less than anticipated.  The profits recognized are comprised of the Partnership’s share of the profits of San Juan Del Centro Limited Partnership of approximately $3,670,000 offset against the prior years losses not taken of approximately $1,640,000 and $30,000 of current year profits not estimated to be recoverable from the receipt of future distributions from the Local Limited Partnership.  The Partnership did not recognize approximately $113,000 of its allotted share of losses from San Juan Del Centro Limited Partnership for the year ended December 31, 2005, as the Partnership’s net carrying basis in San Juan Del Centro Limited Partnership had been reduced to zero in prior years.  At December 31, 2006 the Partnership’s net carrying basis in San Juan Del Centro Limited Partnership is approximately $2,000,000, which is equal to the estimated amount of total distributions the Partnership anticipates receiving during 2007 from the liquidation of its investment in San Juan Del Centro Limited Partnership.

As of December 31, 2006, the Partnership adopted the liquidation basis of accounting, due to the sale of the property held by San Juan Del Centro Limited Partnership.  As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2006, to the liquidation basis of accounting. Consequently, assets have been valued at estimated realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership.  The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation.  The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the financial statements.

Included in the statement of net assets in liquidation as of December 31, 2006 is approximately $54,000 of costs that the General Partner estimates will be incurred during the period of liquidation, which is based on the assumption that the liquidation process will be completed by September 30, 2007.

At December 31, 2006, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount.  The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $54,000 which is included in the Statement of Changes in Partners’ Capital (Deficiency)/Net Assets in Liquidation.  The net adjustment is summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of liabilities	$ 54

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

During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership was directly engaged in the ownership and management of an apartment property with a total of 150 units.  The Local Limited Partnership sold its apartment property in December 2006, as discussed above.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was $2,000,000 at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Item 7.

Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Statement of Net Assets in Liquidation – December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' Capital (Deficiency)/Net Assets in Liquidation - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To The Partners of

National Housing Partnership Realty Fund Two

Indianapolis, Indiana

We have audited the accompanying statement of net assets in liquidation of National Housing Partnership Realty Fund Two (the Partnership) as of December 31, 2006, and the related statements of operations, changes in partners' capital (deficiency)/net assets in liquidation, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit San Juan Del Centro Limited Partnership for the period ended December 19, 2006 or the year ended December 31, 2005. These financial statements have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to the amounts included for this investee, it is based solely on their reports.

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

As discussed in Note 1 to the financial statements, the General Partner decided to liquidate the Partnership effective December 31, 2006.  As a result, the Partnership changed its basis of accounting as of December 31, 2006 from a going concern basis to a liquidation basis.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of National Housing Partnership Realty Fund Two at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with U. S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/Ernst & Young LLP

Indianapolis, Indiana

March 29, 2007

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Net Assets in Liquidation

December 31, 2006

(in thousands, except unit data)

ASSETS:
Cash and cash equivalents	$ 109
Investments in and advances to Local Limited
Partnership (Note 3)	2,000
Receivables – limited partners	210
2,319

Liabilities:
Accrued expenses	10
Administrative and reporting fees payable to
General Partner (Note 4)	464
Estimated costs during the period of
liquidation (Note 6)	54
528
$ 1,791

See Accompanying Notes To Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statements of Operations

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
REVENUES:
Share of profits from Local Limited Partnership (Note 3)	$ 2,000	$ 68
Interest income	5	2
	2,005	70
COSTS AND EXPENSES:
Administrative and reporting fees to General Partner
(Note 4)	8	8
Other operating expenses	40	26
	48	34

Income from partnership operations	1,957	36
Distribution in excess of investment in Local Limited
Partnerships (Note 3)	6	29

NET INCOME	$ 1,963	$ 65

ALLOCATION OF NET INCOME
General Partner	$ 20	$ 1
Original Limited Partner	20	1
Other Limited Partners	1,923	63

	$ 1,963	$ 65
PER LIMITED PARTNERSHIP UNIT:
NET INCOME PER OTHER LIMITED PARTNERSHIP UNIT	$112.62	$ 3.63

See Accompanying Notes To Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statements of Changes of Partners' Capital (Deficiency)/Net Assets in Liquidation

(in thousands, except unit data)

		1133
	The National	Fifteenth	Other
	Housing	Street Two	Limited
	Partnership	Associates	Partners	Total

Capital (deficiency) at
January 1, 2005	$ 640	$ (170)	$ (653)	$ (183)

Net income for the year ended
December 31, 2005	1	1	63	65

Capital (deficiency) at
December 31, 2005	641	(169)	(590)	(118)

Net income for the year ended
December 31, 2006	20	20	1,923	1,963

Capital (deficiency) at	$ 661	$ (149)	$ 1,333	1,845
December 31, 2006

Adjustment to liquidation basis
(Notes 1 and 6)				(54)

Net assets in liquidation at
December 31, 2006				$ 1,791

Percentage interest at
December 31, 2006 and 2005	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 16,962 and 17,074 investment units at December 31, 2006 and 2005, respectively. See "Note 5" for further information.

See Accompanying Notes To Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest earned on cash balances	$ 5	$ 2
Payment of non-resident income tax withholding to the
state of Colorado on behalf of limited partners	(3)	(5)
Operating expenses paid	(35)	(25)
Net cash used in operating activities	(33)	(28)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Distributions from Local Limited Partnerships	6	147

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27)	119
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	136	17

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 109	$ 136

RECONCILIATION OF NET INCOME TO NET CASH USED IN
OPERATING ACTIVITIES:
Net income	$ 1,963	$ 65
Adjustments to reconcile net income to net cash
used in operating activities:
Share of profits from Local Limited Partnerships	(2,000)	(68)
Distributions in excess of investment in Local Limited
Partnerships	(6)	(29)
Changes in operating assets and liabilities:
Increase in administrative and reporting
fees payable	8	8
Increase in receivables – limited partners	(3)	(5)
Increase in other accrued expenses	5	1
Total adjustments	(1,996)	(93)
Net cash used in operating activities	$ (33)	$ (28)

See Accompanying Notes To Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

Notes to Financial Statements

December 31, 2006

(1) BASIS OF PRESENTATION

As of December 31, 2006, National Housing Partnership Realty Fund Two (the “Partnership) adopted the liquidation basis of accounting due to the remaining investment of the Partnership selling its property (as discussed in Note 3).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership.  The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation.  The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner’s estimates as of the date of the financial statements.

The General Partner estimates that the liquidation process will be completed by September 30, 2007.  Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

(2)

SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

The Partnership is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on January 22, 1985. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership units and then investing in limited partnerships ("Local Limited Partnerships"), each of which owned and operated an existing rental housing project which was financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD").

The General Partner was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 18,300 interests at a price of $1,000 per interest. During 1985, the sale of units was closed after the sale of 18,300 units to limited partners.

During 1985, the Partnership acquired 94.5% (98% with respect to allocation of losses) of the limited partnership interests in twenty-one Local Limited Partnerships. At December 31, 2006, the Partnership retained an ownership interest in one of the original Local Limited Partnerships.

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

Investment in the Local Limited Partnership is accounted for by using the equity method and thus is carried at cost less the Partnership's share of the Local Limited Partnership’s losses and distributions plus the Partnership’s share of the Local Limited Partnership’s income (see "Note 3"). An investment account is maintained for the limited partnership investment and losses are not taken once an investment account has been decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnership and HUD to the extent of surplus cash as defined by HUD. Distributions received from the Local Limited Partnership in which the Partnership's investment account has been decreased to zero are recorded as revenue in the year received. Once an investment account has been reduced to zero, profits reported by a Local Limited Partnership are not recognized by the Partnership until such profits equal losses not recognized plus distributions received and previously recognized as revenue. Advances to the Local Limited Partnership are included with Investments in the Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

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

During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership was directly engaged in the ownership and management of an apartment property with a total of 150 units. The Local Limited Partnership sold its apartment property in December 2006 (see Note 3). The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was $2,000,000 at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

(3)

INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships. At December 31, 2006, the Partnership continues to hold an interest in one Local Limited Partnership: San Juan del Centro Limited Partnership.

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

On December 20, 2006, San Juan Del Centro Limited Partnership sold its investment property to a third party for $7,000,000. After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which an affiliate of the general partner and the Partnership held, and other liabilities of the property and the Local Limited Partnership.  Subsequent to December 31, 2006, the Partnership received an initial distribution of approximately $1,046,000 from the Local Limited Partnership.  The Local Limited Partnership anticipates that it will complete its liquidation during the first half of 2007.

San Juan Del Centro Limited Partnership had a note which was executed by the Local Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. The note bore simple interest at the rate of 9% per annum. The note was a nonrecourse note secured by a security interest in all partnership interests in the respective Local Limited Partnership and was subordinated to the respective mortgage note for as long as the mortgage note was insured by HUD. The note was in default and the Local Limited Partnership’s interest was subject to potential foreclosure. The note had been purchased by an affiliate of the Partnership. During December 2006, the note and accrued interest of approximately $4,348,000 was paid in full with proceeds from the sale of the property.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement, the investment is accounted for using the equity method. Thus, the investment is carried at cost less the Partnership's share of the Local Limited Partnership’s losses and distributions plus the Partnership’s share of Local Limited Partnership income. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, and is not otherwise committed to provide additional support, it does not recognize losses once its investment in the Local Limited Partnership reduced for its share of losses and cash distributions, reaches zero. Once an investment account has been reduced to zero, income reported by a Local Limited Partnership is not recognized by the Partnership until such income equals losses not recognized plus distributions received and previously recognized as revenue. During the year ended December 31, 2006, the Partnership’s share of profits from San Juan Del Centro Limited Partnership was approximately $3,670,000 offset against prior years losses not taken of approximately $1,640,000 and $30,000 of current year profits not estimated to be recoverable from the receipt of future distributions from the Local Limited Partnership.  During the year ended December 31, 2005, the Partnership did not recognize approximately $113,000 of losses from San Juan Del Centro.  During the year ended December 31, 2005, the Partnership’s share of profits from Harold House Limited Partnership was approximately $68,000.  As of December 31, 2005, the Partnership had not recognized approximately $1,640,000 of its allocated cumulative share of losses from San Juan Del Centro Limited Partnership in which its investment had been reduced to zero as of December 31, 2005.  As of December 31, 2006 the Partnership has an investment balance of approximately $2,000,000 related to its investment in San Juan Del Centro Limited Partnership, which is equal to the estimated amount of total distributions the Partnership anticipates receiving during 2007 from the liquidation of its investment in San Juan Del Centro Limited Partnership.

At December 31, 2006, there were no advances to the Local Limited Partnership owed to the Partnership.

Summaries of the balance sheet of the aforementioned Local Limited Partnership as of December 31, 2006 and the combined results of operations for the years ended December 31, 2006 and 2005, are as follows:

CONDENSED BALANCE SHEET
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
December 31, 2006
Assets:

Cash	$ 1,571
Receivables and deposits	833
$ 2,404
Liabilities:
Accounts payable	$ 89
Accounts payable – affiliate	227

Partners' Capital
National Housing Partnership Realty Fund Two	2,030
Other partners	58
2,088
$ 2,404

CONDENSED COMBINED STATEMENTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIPS
(in thousands)
	Years Ended December 31,
	2006	2005
Revenues	$ 965	$ 1,033

Expenses:
Operating expenses	667	583
Interest, taxes and insurance	301	339
Depreciation	238	226
	1,206	1,148

Loss from continuing operations	(241)	(115)
Gain on sale of discontinued operations	4,134	72

Net income (loss)	$ 3,893	$ (43)

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. The Local Limited Partnerships operated a rental housing projects organized under Section 236 of the National Housing Act. The Local Limited Partnerships received some form of rental assistance from HUD. During the years ended December 31, 2006 and 2005, the projects received a total of approximately $228,000 and $205,000, respectively, of rental assistance from HUD.

(4)

TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $8,000 for both 2006 and 2005. The balance owed to the General Partner for these fees is approximately $464,000 as of December 31, 2006. No payments were made during 2006 or 2005 for these fees. Payment in full was made subsequent to December 31, 2006.

An affiliate of the General Partner was the project management agent for the project. The management agent and other affiliates earned approximately $93,000 and $95,000 for management fees and other services provided to the Local Limited Partnership during 2006 and 2005, respectively.

(5)

ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the years ended December 31, 2006 and 2005 the number of limited partnership units decreased by 112 units and 265 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per other limited partnership unit in the accompanying statements of operations for 2006 and 2005 is calculated based on the number of units outstanding at the beginning of the year or 17,074 units for 2006 and 17,339 units for 2005.

(6) ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

At December 31, 2006, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount.  The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $54,000, which is included in the Statement of Changes in Partner’s Capital(Deficiency)/Net Assets in Liquidation.  The net adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)
Adjustment of liabilities	$ 54

(7) SUBSEQUENT EVENT

Subsequent to December 31, 2006, the Partnership received a distribution of approximately $1,046,000 from San Juan Del Centro Limited Partnership.  The Partnership repaid approximately $464,000 of accrued administrative and reporting fees payable to the General Partnership and distributed approximately $493,000 to its limited partners with these funds.

(8)

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

A reconciliation follows (in thousands):

	Years Ended December 31,
	2006	2005

Net income per financial statements	$ 1,963	$ 65

Add (deduct):
Partnership's share of Local Limited
Partnerships' income	969	(69)
Other	11	55

Income per tax return	$ 2,943	$ 51

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities at December 31, 2006 (in thousands):

Net assets in liquidation as
Reported	$ 1,791
Add (deduct):
Investment in Partnership	(1,703)
Other	(235)

Net liabilities - Federal tax basis	$(3,729)

(9)

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

(10)

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Partnership has no directors, officers or significant employees of its own.

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

Two individuals comprise the Board of Directors of NCHP.

Jeffrey W. Adler	45	Director and Executive Vice President
David R. Robertson	41	Director, President and Chief Executive Officer

Jeffrey W. Adler has been a Director and an Executive Vice President of the NCHP since February 2004.  Mr. Adler was appointed Executive Vice President, Conventional Property Operations of AIMCO in February 2004.  Previously he served as Senior Vice President of Risk Management and Marketing of AIMCO from 2002 to 2004.  Prior to joining AIMCO from 2000 to 2002, Mr. Adler was Vice President, Property/Casualty for Channelpoint, a software company.

David R. Robertson has been a Director and President and Chief Executive Officer of the NCHP since February 2004.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios.  Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Martha L. Long	47	Senior Vice President
Harry G. Alcock	44	Executive Vice President and Chief Investment
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President
Jeffrey Adler		See “Directors of NCHP”.
David R. Robertson		See “Directors of NCHP”.

Martha L. Long has been Senior Vice President of NCHP since February 2004.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities.  From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and NCHP.  During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President and Chief Investment Officer of NCHP in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of NCHP in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of NCHP in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of NCHP and AIMCO in November 2005 and was appointed Executive Vice President of NCHP and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of NCHP in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of NCHP and AIMCO in August 2005 and served as the Chief Accounting Officer of NCHP and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of NCHP and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of NCHP and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of NCHP and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibly for partnership accounting with AIMCO and serves as the principal financial officer of NCHP.

There is no family relationship between any of the foregoing directors and officers.

The board of directors of NCHP does not have a separate audit committee. As such, the board of directors of NCHP fulfills the functions of an audit committee. The board of directors has determined that David R. Robertson meets the requirement of an "audit committee financial expert".

The directors and officers of NCHP with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.

Executive Compensation

National Housing Partnership Realty Fund Two has no officers or directors. No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner.  However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions, and Director Independence."

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

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership units as of December 31, 2006.

Name of Beneficial Owner	Number of Units	% of Class
AIMCO and affiliates	1,949	11.49%
(affiliates of the General Partner)

The business address of AIMCO is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $8,000 during both of the years 2006 and 2005. The balance owed to the General Partner for these fees is approximately $464,000 as of December 31, 2006.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from the sale or refinancing of the underlying property of the remaining Local Limited Partnership. No payments were made during 2006 or 2005 for these fees.

An affiliate of the General Partner is the project management agent for the project. The management agent and other affiliates earned approximately $93,000 and $95,000 for management fees and other services provided to the Local Limited Partnership during 2006 and 2005, respectively.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $31,000 and $17,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $4,000 for both 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
(Registrant)
By: The National Housing Partnership,
Its sole General Partner

By: National Corporation for Housing
Partnerships, its sole General Partner

By: /s/David R. Robertson
David R. Robertson
Director, President and Chief
Executive Officer

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: April 2, 2007

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Jeffrey W. Adler	Director and Executive Vice	Date: April 2, 2007
Jeffrey W. Adler	President

/s/David R. Robertson	Director, President and	Date: April 2, 2007
David R. Robertson	Chief Executive Officer

/s/Stephen B. Waters	Vice President	Date: April 2, 2007
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

Date:  April 2, 2007

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

Date:  April 2, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Housing Partnership Realty Fund Two (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 2, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: April 2, 2007

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

Independent Auditors’ Report

To the Partners

San Juan Del Centro Limited Partnership

We have audited the accompanying balance sheet of San Juan Del Centro Limited Partnership, a Limited Partnership, HUD Project Number 101-44018, as of December 19, 2006, and the related statements of profit and loss, changes in partners’ equity (deficit), and cash flows for the period then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 2, the Partnership’s financial statements have been prepared on the basis of accounting and reporting practices prescribed by the U.S. Department of Housing and Urban Development (HUD).  These prescribed practices are a comprehensive basis of accounting other than the accounting generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Juan Del Centro Limited Partnership at December 19, 2006 (day before sale), and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the period from January 1, 2006 through December 19, 2006 (day before sale), in conformity with accounting principles described in Note 2.

As described in Note 8, on December 20, 2006, the Property was sold to an unrelated party at a price of $7,000,000.  The Partnership’s financial statements reflect activity for the period from January 1, 2006 through December 19, 2006 (day before sale), immediately prior to the closing of the sale transaction.

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 2007, on our consideration of San Juan Del Centro Limited Partnership’s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated February 13, 2007, on San Juan Del Centro Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

February 13, 2007

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

January 23, 2006