Form 10QSB
period 2007-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
filed 2007-05-15
CIK 762859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

March 31, 2007

Assets
Cash and cash equivalents	$ 269
Receivables – limited partners	117
Investments in and advances to Local Limited
Partnership (Note 3)	954
1,340

Liabilities
Estimated costs during the period of liquidation	30

Net assets in liquidation	$ 1,310

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

 STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Three Months Ended
March 31, 2007

Net assets in liquidation at beginning of period	$ 1,791

Changes in net assets in liquidation attributed to:
Increase in cash and cash equivalents	160
Decrease in receivables – limited partners	(93)
Decrease in investments and advances to Local
Limited Partnership	(1,046)
Decrease in accrued expenses	10
Decrease in administrative and reporting fees
payable to General Partner	464
Decrease in estimated costs during the period of
liquidation	24
Net assets in liquidation at end of period	$ 1,310

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

STATEMENT OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended
March 31, 2006
REVENUES:
Interest income	$ 1

COSTS AND EXPENSES:
Administrative and reporting fees to General Partner (Note 4)	2
Other operating expenses	7
9

Loss from partnership operations	(8)

NET LOSS	$ (8)

ALLOCATION OF NET LOSS:
General Partner - NHP	$ --
Original Limited Partner - 1133 Fifteenth Street Two
Associates	--
Other limited partners	(8)

$ (8)

NET LOSS PER OTHER LIMITED PARTNERSHIP UNIT	$(0.47)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Three Months Ended
March 31,2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest earned on cash balance	$ 1
Operating expenses paid	(15)
Payment of non-resident income tax withholding to the
state of Colorado on behalf of limited partners	(3)
Net cash used in operating activities	(17)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 119

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Net loss	$ (8)
Adjustments to reconcile net loss to net cash used in
operating activities:
Payment of non-resident income tax withholding to the
state of Colorado on behalf of limited partners	(3)
Changes in operating assets and liabilities:
Increase in administrative and reporting
fees payable	2
Decrease in other accrued expenses/prepaid expenses	(8)
Total adjustments	(9)

Net cash used in operating activities	$ (17)

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

The Partnership was formed for the purpose of raising capital by offering and selling limited partnership units and then investing in limited partnerships (“Local Limited Partnership”), each of which owned and operated an existing rental housing project.

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

(2)

ACCOUNTING POLICIES

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

During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership was directly engaged in the ownership and management of an apartment property with a total of 150 units. The Local Limited Partnership sold its apartment property in December 2006 (see Note 3). The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was approximately $954,000 at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

(3)

INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

During 1985, the Partnership acquired a 94.5% limited partnership interest (98% with respect to allocation of losses) in twenty-one Local Limited Partnerships.  At March 31, 2007, the Partnership continues to hold an interest in one Local Limited Partnership: San Juan del Centro Limited Partnership.

On December 20, 2006, San Juan Del Centro Limited Partnership sold its investment property to a third party for $7,000,000.  After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which an affiliate of the general partner and the Partnership held, and other liabilities of the property and the Local Limited Partnership.  During the three months ended March 31, 2007, the Partnership received an initial distribution of approximately $1,046,000 from the Local Limited Partnership.  The Local Limited Partnership anticipates that it will complete its liquidation during the first half of 2007.

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

During the year ended December 31, 2006, the Partnership’s share of profits from San Juan Del Centro Limited Partnership was approximately $3,670,000 which were reduced by prior years losses not taken of approximately $1,640,000 and $30,000 of 2006 profits not estimated to be recoverable from the receipt of future distributions from the Local Limited Partnership.  During the three months ended March 31, 2007, the Partnership did not recognize any profits or losses from San Juan Del Centro Limited Partnership as the Local Limited Partnership did not generate any profits or losses for the three months ended March 31, 2007.  During the three months ended March 31, 2006, the Partnership did not recognize approximately $63,000 of losses from San Juan Del Centro Limited Partnership as the Partnership’s investment had been reduced to zero at that time.  As of March 31, 2007 the Partnership has an investment balance of approximately $954,000 related to its investment in San Juan Del Centro Limited Partnership, which is equal to the estimated amount of distributions the Partnership anticipates receiving during 2007 from the liquidation of its investment in San Juan Del Centro Limited Partnership.

The following are unaudited combined statements of operations for the three months ended March 31, 2007 and 2006 of the remaining Local Limited Partnership in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnership which are prepared on the accrual basis of accounting and supplied by the managing agent of the project. As a result of the December 2006 sale of the property held by the Local Limited Partnership the Local Limited Partnership did not recognize any profits or losses for the three months ended March 31, 2007.

COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Rental income	$ --	$ 196
Other income	--	47
Total revenues	--	243

Operating expenses	--	172
Interest, taxes and insurance	--	76
Depreciation	--	59
Total expenses	--	307

Net loss from discontinued operations	--	(64)

Net loss	$ --	$ (64)

National Housing Partnership Realty
Fund Two share of net (loss) income	$ (--)	$ (63)

(4)

TRANSACTIONS WITH THE GENERAL PARTNER

During the three months ended March 31, 2006, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $2,000 for services provided to the Partnership.  There were no such fees accrued for the three months ended March 31, 2007.  During the three months ended March 31, 2007, the Partnership made a payment of approximately $464,000 to the General Partner which was the entire balance owed.

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

Liquidity and Capital Resources

As of March 31, 2007, the Partnership retained an interest in one of its original twenty-one Local Limited Partnerships. On December 20, 2006 the Local Limited Partnership sold its property and currently expects to complete its liquidation during the first half of 2007.  The property in which the Local Limited Partnership had invested in received one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership’s ability to transfer funds to the Partnership in the form of cash distributions, loans, or advances was generally restricted by these government-assistance programs.

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

During the year ended December 31, 2006, the Partnership’s share of profits from San Juan Del Centro Limited Partnership was approximately $3,670,000 which were reduced by prior years losses not taken of approximately $1,640,000 and $30,000 of 2006 profits not estimated to be recoverable from the receipt of future distributions from the Local Limited Partnership.  During the three months ended March 31, 2007, the Partnership did not recognize any profits or losses from San Juan Del Centro Limited Partnership as the Local Limited Partnership did not generate any profits or losses for the three months ended March 31, 2007.  During the three months ended March 31, 2006, the Partnership did not recognize approximately $63,000 of losses from San Juan Del Centro Limited Partnership as the Partnership’s investment had been reduced to zero at that time.  As of March 31, 2007 the Partnership has an investment balance of approximately $954,000 related to its investment in San Juan Del Centro Limited Partnership, which is equal to the estimated amount of distributions the Partnership anticipates receiving during 2007 from the liquidation of its investment in San Juan Del Centro Limited Partnership.

Results of Operations

As of December 31, 2006, the Partnership adopted the liquidation basis of accounting, due to the remaining investment of the Partnership selling its property.

On December 20, 2006, San Juan Del Centro Limited Partnership sold its investment property to a third party for $7,000,000.  After paying closing costs, the net proceeds were used to repay the mortgage encumbering the property, the deferred acquisition note and accrued interest thereon, which an affiliate of the general partner and the Partnership held, and other liabilities of the property and the Local Limited Partnership.  During the three months ended March 31, 2007, the Partnership received an initial distribution of approximately $1,046,000 from the Local Limited Partnership.  The Local Limited Partnership anticipates that it will complete its liquidation during the first half of 2007.

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

During the three months ended March 31, 2007, net assets in liquidation decreased by approximately $481,000.  The decrease in net assets in liquidation is primarily due to a distribution made to the limited partners, as discussed below, decreases in investments in and advances to Local Limited Partnership, administrative and reporting fees payable to General Partner, accrued expenses and receivables from limited partners and a decrease in the estimated costs to liquidate partially offset by an increase in cash and cash equivalents.  The decrease in investment in and advances to Local Limited Partnership is due to the receipt of a distribution of approximately $1,046,000 from the Local Limited Partnership.  The decrease in administrative and reporting fees payable to the General Partner and accrued expenses is due to payment of the respective liabilities during the period.  The decrease in receivables from limited partners is due to collecting payment of the receivable owed at December 31, 2006 partially offset by the payment of current year Colorado non-resident withholding on behalf of limited partners during the period. The decrease in the estimated costs to liquidate is due to a decrease in the costs associated with liquidating the partnership as a result of the costs being lower than originally estimated.

The statement of net assets in liquidation as of Mach 31, 2007 includes approximately $30,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption the liquidation process will be completed by September 30, 2007.  Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or extended beyond September 30, 2007, the projected date of liquidation.

During the three months ended March 31, 2007, a distribution of approximately $493,000 or $29.07 per other limited partnership unit was made to the limited partners.  The distribution was made from the receipt by the Partnership of a distribution from San Juan Del Centro Limited Partnership of sale proceeds.  There were no distributions made during the three months ended March 31, 2006.

Future cash distributions will depend on the amount of cash received by the Partnership from the liquidation of San Juan Del Centro Limited Partnership and the amount of cash remaining at the Partnership after fully liquidating the Partnership.  The Partnership’s cash available for distribution will be reviewed on a quarterly basis.  There can be no assurance, however, that the Partnership will have any funds available after liquidation to permit additional distributions to its limited partners in 2007.

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

During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership was directly engaged in the ownership and management of an apartment property with a total of 150 units. The Local Limited Partnership sold its apartment property in December 2006 (see Note 3). The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was approximately $954,000 at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO
(Registrant)

By: The National Housing Partnership,
Its sole General Partner

By: National Corporation for Housing
Partnerships, its sole General Partner

Date: May 15, 2007	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: May 15, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

NATIONAL HOUSING PARTNERSHIP REALTY FUND TWO

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

Date:  May 15, 2007

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

Date:  May 15, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund Two (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 15, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.